Form 10-K
period 2020-12-31
Athira Pharma, Inc.
filed 2021-03-25
CIK 1620463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39503

Athira Pharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-3368487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18706 North Creek Parkway, Suite 104

Bothell, Washington 98011

(Address of principal executive officer)

(206) 221-8115

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ATHA	The Nasdaq Stock Market LLC (The Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on September 22, 2020 as reported by The Nasdaq Stock Market LLC on such date was approximately $460.5 million. The registrant has elected to use September 22, 2020, which was the closing date of its initial public offering of common stock, as the calculation date because on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately held company. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of March 22, 2021 was 37,120,363.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

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

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. This section should be read in conjunction with our audited consolidated financial statements and related notes included in Part II, Item 8 of this report. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

In some cases, you can identify forward- looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target”, “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward statements include, but are not limited to, statements about:

•	our financial performance;
•	the sufficiency of our existing cash, cash equivalents and investments to fund our future operating expenses and capital expenditure requirements;
•	our ability to obtain funding for our operations, including funding necessary to develop and commercialize our product candidates;
•	the ability of our nonclinical studies and clinical trials to demonstrate safety and efficacy of our product candidates;
•	the success, cost and timing of our development activities, nonclinical studies and clinical trials;
•	the rate and degree of market acceptance of our product candidates;
•	the timing or likelihood of regulatory filings and approvals;
•	the timing and focus of our future clinical trials, and the reporting of data from those trials;
•	our plans relating to commercializing our product candidates, if approved;
•	our plans and ability to establish sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain approval;
•	our ability to attract and retain key managerial, scientific and clinical personnel;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	the pricing and reimbursement of our product candidates, if approved;
•	our reliance on third parties to conduct clinical trials of our product candidates, and for the manufacture of our product candidates for nonclinical studies and clinical trials;
•	our ability to expand our product candidates into additional indications and patient populations;
•	the success of competing therapies that are or may become available;
•	the beneficial characteristics, safety and efficacy of our product candidates;
•	regulatory developments in the United States and other jurisdictions;

•

our ability to obtain and maintain regulatory approval of our product candidates in the United States and other jurisdictions, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;

•	future agreements with third parties in connection with the commercialization of our product candidates;
•	our plans relating to the further development and manufacturing of our product candidates, including additional indications for which we may pursue regulatory approval;
•	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	our expectations regarding the impact of the novel coronavirus disease, or COVID-19, pandemic on our business;
•	the size and growth potential of the markets for our product candidates, if approved for commercial use, and our ability to serve those markets;
•	the potential benefits of any strategic collaboration agreements we may enter into.
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

This report includes our trademarks and registered trademarks, including Athira, Athira Pharma, the Athira logo, and other trademarks or service marks of Athira. Each other trademark, trade name or service mark appearing in this report belongs to its holder.

Item 1. Business.

Overview

Athira is derived from the word Athir, the energy that reaches everyone. It captures our mission to develop therapies that can reach and positively impact everyone. We aim to restore neuronal health for those suffering from devastating neurological diseases, including Alzheimer’s disease, so that patients can regain their memories, lives, and family relationships.

We are a late clinical-stage biopharmaceutical company focused on developing small molecules to restore neuronal health and stop neurodegeneration. With our product candidates, we aim to provide rapid cognitive improvement and alter the course of neurological diseases with our novel mechanism of action. Our approach is designed to augment neuronal growth factor signaling through HGF/MET, a naturally occurring regenerative system. We believe enhancing HGF/MET signaling has the potential to protect existing neurons from damage, reduce inflammation, promote regeneration, and positively modulate brain activity. We anticipate that all of these characteristics may improve neuronal health and translate into clinical benefits. Our pipeline is built from our proprietary drug discovery platform, or ATH platform, and consists of a series of small molecules that are designed to target either (1) the central nervous system, or CNS, by crossing the blood brain barrier, or BBB, or (2) the peripheral nervous system. Our lead candidate, ATH-1017, is a subcutaneous administered, BBB-penetrating, small molecule HGF/MET activator. In our Phase 1a and Phase 1b clinical trials, ATH-1017 for the treatment of Alzheimer’s disease, or AD, was well tolerated with no serious adverse events. These clinical trials recruited 88 subjects, including 11 subjects with mild-to-moderate AD, who were assigned to treatment and control groups. Nonclinical studies and Phase 1 clinical trials with ATH-1017 demonstrated improvements in brain network activity indicating potentially positive effects on brain function. In the AD subjects, multiple dosing of ATH-1017 significantly improved P300 latency. P300 latency is a functional measure that is highly correlated with cognition; however, we have not yet established a connection between these P300 latency results and improved cognition. In September 2020, we began site initiation and patient screening for LIFT-AD, a Phase 2/3 clinical trial for ATH-1017 that may provide pivotal data in support of registration, for the treatment of mild-to-moderate AD with topline results expected by the end of 2022. In November 2020, we initiated ACT-AD, a P300 Phase 2 clinical trial, in mild-to-moderate AD to better understand the overall effects of ATH-1017 on working memory processing speed and cognitive measures, with topline results expected by early 2022.

The primary focus of our Phase 1a and Phase 1b clinical trials of ATH-1017 for the treatment of AD was to establish safety and drug exposure levels. ATH-1017 was well tolerated at all tested doses, produced predictable pharmacokinetics with dose-linear exposures, and did not accumulate over the course of treatment. Pharmacodynamic measures evaluating brain penetration, target engagement and brain function with electroencephalogram, or EEG, methods produced a strong suite of data justifying further investigation of ATH-1017 in future clinical trials. Individuals with AD typically experience a general slowing of EEG, including a reduction in higher frequency waves, such as gamma. Gamma power is typically associated with learning, memory and cognitive function. Administration of ATH-1017 treatment increased high frequency gamma power activity with a single dose in both young healthy volunteers and elderly healthy volunteers. Gamma power also improved in AD subjects. P300 latency, a functional measure of working memory processing speed and executive function that highly correlates with cognition, was also substantially improved. After a single dose of ATH-1017, all AD subjects tested had improved P300 latency, and by the end of an 8-day treatment cycle, average P300 latency across the AD treatment group had improved by 73 milliseconds, a statistically significant change compared to placebo group that did not show any significant directional change. These results suggest that ATH-1017 has the potential to substantially improve synaptic connectivity and brain function in AD subjects.

AD is a significant unmet medical need with as many as 35 million cases estimated worldwide and no treatments that can significantly reduce the burden on people impacted by the disease. Failures of approaches targeting specific hypotheses of underlying AD pathology highlight the need for novel strategies to address the disease. Regardless of the underlying pathology, it has been established that the loss of synaptic density and breakdown of the neuronal network leads to cognitive impairment in subjects with AD and other forms of dementia. We believe the activation of the HGF/MET growth factor in the brain will lead to increased synaptic density, network recovery and information transmission in the brain, which could ultimately result in cognitive improvement and clinical benefit.

ATH-1017 is designed to address the broader dementia patient population beyond AD and we are planning to initiate a Phase 2 clinical trial for the treatment of Parkinson’s disease dementia, or PDD, by the end of 2021. Dementia is a significant unmet medical need affecting over 50 million worldwide. Given underlying healthcare trends, specifically the aging population globally, dementia patients are expected to grow significantly and almost triple by 2050.

We are pioneering the use of small molecules that are designed to promote hepatocyte growth factor/MET, or HGF/MET, a naturally occurring regenerative system, in neurological disorders. While discovered in the liver, HGF is a critical growth factor across multiple organs, including in the brain. HGF/MET has long been known as a promising therapeutic target for CNS disorders; however, delivery of large proteins or gene therapy to the CNS to augment HGF/MET is challenging due to the invasive methods needed for them to bypass the BBB and the risk of potential adverse immune response. Our novel BBB-penetrating small molecules are designed to overcome many of these hurdles, allowing us to efficiently tap into the regenerative potential of HGF/MET. For therapeutic applications in CNS disorders, particularly AD, treatments that target neuronal growth factors can potentially accomplish several therapeutic goals, including rapid cognitive improvement and sustained neuroprotective effects.

It is our goal to establish in current and future clinical trials that our ATH platform, which is designed to enhance the body’s repair mechanism of HGF/MET, can potentially address a wide range of clinical applications ranging from CNS disorders, such as AD, PDD, multiple sclerosis, or MS, and amyotrophic lateral sclerosis, or ALS, to more peripheral conditions such as neuropathy. In addition, we believe that HGF/MET biology plays a role in neuropsychiatric indications such as depression and anxiety. Currently we have several preclinical candidates for non-AD indications, including ATH-1018, which is being developed to address peripheral indications, and ATH-1019 / ATH‑1020 compounds, which are being advanced to address neuropsychiatric indications. ATH  1020 is a new compound that recently moved from the discovery to the development stage. Similar to ATH‑1019, it is designed to activate HGF/MET and is neuroactive in animal models. Late-stage non-clinical development work and potentially early clinical studies will support decisions on selection of the lead product candidate and indication moving forward. Our ATH platform allows us the flexibility to engineer compounds that are BBB-penetrating or that generate specific activity in the periphery and molecules are suitable for subcutaneous or oral route of administration.

Our Pipeline

Figure 1 below illustrates the current development stage of our ATH compounds and discovery and development programs. In addition, we are expanding our ATH platform to additional indications in the CNS and peripheral nervous system as we aim to improve neuronal health in multiple disorders. Our drug discovery efforts are focused on exploring the potential of ATH technology, which is designed to promote HGF/MET activity for a variety of clinical applications.

Figure 1. Summary of Our Preclinical and Clinical ATH Programs.

PRECLINICAL	CLINICAL			
Program (RoA)[1]	Indication	Discovery and Development	Phase 1	Phase 2	Phase 3	Anticipated Upcoming Milestones
ATH-1017 (SC)	Alzheimer's Disease			LIFT-AD Phase 2/3 Clinical Trial[2]		• LIFT-AD initiated September 2020 • Topline data by end of 2022
				ACT-AD Phase 2 Clinical Trial		• ACT-AD initiated November 2020 • Topline data by early 2022
	Parkinson's Disease Dementia		PDD Phase 2 Clinical Trial			• IND filing by H1 2021 (no Phase 1 expected)[3] • Phase 2 initiation by end of 2021
ATH-1019/20 (PO)	Neuropsychiatric Indications					• IND filing by end of 2021
ATH-1018 (PO)	Peripheral Indications					• IND filing by end of 2022

(1)	RoA: route of administration; SC: subcutaneous; PO: oral.
(2)	ATH-1017 for AD is moving from Phase 1b to a Phase 2/3 clinical trial that may provide pivotal data in support of registration based on discussions with FDA.

(3)

We plan to initiate a Phase 2 clinical trial in PDD based on results from Phase 1a and 1b clinical trials in AD with ATH-1017. A second IND for PDD can cross-reference the already active IND for AD. It is not required that we repeat any studies or trials that are applicable across the two indications for the second IND for PDD, including a Phase 1 clinical trial.

Our Strategy

We intend to create, develop, and commercialize therapeutics with the potential to transform lives by repairing, restoring, and reversing the damage to nerve cells throughout the body. Key aspects of our business strategy to achieve these goals are to:

•

Advance ATH-1017 through clinical development for AD. We believe ATH-1017 has the potential to rapidly improve cognition and durably improve the lives of the millions of people suffering from AD who currently have limited therapeutic options. We have initiated one clinical trial for AD in September 2020 and an additional clinical trial for AD in November 2020 to potentially accelerate our development timelines and further inform our development decisions. The first of these clinical trials is LIFT-AD, our Phase 2/3 clinical trial evaluating the holistic impact of ATH-1017, initiated in September 2020 with topline results expected by the end of 2022, which results may provide pivotal data in support of registration. The second clinical trial is our ACT‑AD P300 Phase 2 clinical trial for AD evaluating the overall effects of ATH-1017 on working memory processing speed and cognitive measures, initiated in November 2020 with topline results expected by early 2022.

•

Expand the development of ATH-1017 to include additional indications. and delivery methods. We are developing ATH-1017 as a treatment for mild-to-moderate AD, but over time we aim to expand development to cover all stages of AD. Beyond AD, we believe that ATH-1017 can ultimately address the broader dementia patient population. In an effort to begin this expansion, we are planning to conduct a Phase 2 clinical trial for PDD to commence by the end of 2021.  ATH-1017 is initially being developed to be delivered via pre-filled syringes, and we are exploring the development of alternative delivery devices, including multi-dose pen injectors, to increase patient comfort and ease of use for patients and caregivers, ultimately improving patient compliance and outcomes.

•

Focus on translational and functional endpoints to efficiently develop product candidates. We intend to use highly translatable and predictive measures, such as EEG and event-related potential, or ERP, methods, early in development to guide clinical dose decisions, provide predictable measures for potential clinical benefit, and advance product candidates through clinical development. We have focused on changes in cognitive processing and function, coupled with measures of brain function with EEG and ERP, allowing for more efficient and cost-effective clinical trials.

•

Continue developing additional pipeline programs and utilize our ATH platform for further drug discovery. Our strategy is to only advance product candidates that show both strong translation and early predictive clinical data. We plan to continue growing our discovery organization in the field of neuronal health and regeneration by building on our strong foundational knowledge of neuronal network, behavior, and translatable measures. It is our goal to establish in current and future clinical trials that our ATH platform, which is designed to enhance the body’s repair mechanism of HGF/MET, can potentially address a wide range of clinical applications ranging from CNS disorders, such as AD, PDD, MS, and ALS, to more peripheral conditions such as neuropathy. In addition, we believe that HGF/MET biology plays a role in neuropsychiatric indications such as depression and anxiety.

•

Optimize the value of ATH-1017 and other candidates in major markets. We own worldwide rights to ATH‑1017 as well as our pipeline of small molecule candidates. We plan to develop and pursue approval of ATH‑1017 and other future candidates in major markets. Where appropriate, we may use strategic collaborations or partnerships to accelerate development and maximize the commercial potential of our programs.

Addressing the Key Aspects of Neuronal Health and Alzheimer’s Disease

Maintenance of neuronal health is critical to preserving normal neuronal and brain function. Several neurodegenerative diseases, such as AD, PDD, MS, and ALS, share a common consequence of continued neuronal damage and death that ultimately lead to progressive impairment of the neuronal network and loss of both cognitive and general functions. Globally, these diseases affect millions of people.

AD, our initial focus, is a progressive dementia caused by widespread neurodegeneration. The causal pathophysiological mechanism of AD has yet to be identified. This fundamental lack of understanding, combined with the complex range of pathological features, has led to a history of late-stage drug development failures. Regardless of the underlying pathology, it has been established that the loss of synaptic density and breakdown of the neuronal network leads to cognitive impairment in subjects with AD and other forms of dementia.

There is a vast unmet need for effective pharmacological treatment for AD. Despite significant investments in drug discovery programs and strategies to treat AD there have been no approved therapeutics developed that can boost cognition, alter the course of the disease, and provide long-term symptomatic improvement. There are currently four marketed drugs for the management of AD symptoms: donepezil, galantamine, and rivastigmine (all acting on cholinergic pathways) and memantine (targeting the NMDA receptor and glutaminergic pathways). The long-term efficacy for these drugs has not been proven and they provide only temporary and modest clinical improvement.

Additionally, there are currently a number of experimental therapeutic agents for AD in various stages of development with clinical testing directed towards amyloid-beta, or Aβ, clearance, and inhibition of Tau protein aggregation or phosphorylated-Tau, or pTau, clearance. Recent clinical failures involving Aβ clearance highlight the incomplete understanding of the pathological processes in AD and clearly demonstrate the need for novel strategies to fight the disease.

The HGF/MET Pathway – A Crucial System for Regeneration

The HGF/MET system has diverse roles relevant for synaptic function, network recovery, survival, and regeneration. We believe activation of HGF/MET offers a unique opportunity to address many aspects of AD pathology through a single target approach. Promoting the HGF/MET system has been shown to have multiple downstream beneficial effects relevant to improving symptoms and reversing the neurodegenerative process, making it an ideal target for complex neurodegenerative diseases, as illustrated below in Figure 2.

Figure 2. Normal HGF/MET System and Pathway. HGF is a protein ligand that binds to MET, which is a receptor expressed on the surface of neurons, glia, and vascular cells in the brain. HGF binding converts MET to an active state and initiates processes including changes in gene expression that help maintain normal cellular health and function. In the brain, the HGF/MET system contributes to neuronal signaling and healthy function including regulating N-methyl-D-aspartate, or NMDA, receptor activity, modulating glial activity to regulate inflammation, and helping maintain cerebral blood flow. These multiple downstream effects of the HGF/MET system play critical roles in maintaining healthy connectivity and brain function.

HGF activity is responsible for healthy brain function and is reduced in AD
Microglia
HGF
Regulates Immune System
HGF
Promotes Neuronal Health
HGF
Supports Vascular Function
Neuron
Brain networks are comprised of connected neurons
Capillary
Synaptic Cleft
HGF
NMDA Receptor
HGF
Neurons are connected and communicate through synapses
Binding of HGF to the MET receptor results in the activation of MET
MET
Maintenance of neuronal signaling pathways
Supports survival and repair of neuronal damage
Maintains neuronal function and memory formation
Sustains neuronal connections (synapses)

The multi-modal effect of HGF/MET across the nervous, vascular, and immune systems may address the impact of neurodegnerative diseases where neuronal health, cerebral blood flow, and excess inflammation play a significant role in disease progression. Promotion of the HGF/MET system has the potential to directly halt neurodegeneration, induce regeneration, improve cerebral blood flow, and reduce inflammation.

Significant Scientific Data Support HGF/MET’s Role in Maintaining Neuronal Health and Function

Normal MET expression is crucial in maintaining the healthy adult brain. Multiple studies have demonstrated that the MET system is strictly regulated to have a stable expression pattern. MET is one of a small number of uniquely regulated genes with very high differential stability in its quantitative pattern of mRNA gene transcript levels across hundreds of structures throughout the neurotypical healthy adult brain. In fact, compared to approximately 17,000 other human genes, the MET receptor has the most differentially stable expression pattern in the cortex of the normal adult human brain. The cortex is a brain region that has important roles in learning, memory, and executive functioning, and this stable expression pattern demonstrates that the MET receptor is an important signature of a healthy brain.

Additionally, although MET expression is very stable in healthy adults, expression is reduced in AD subjects, particularly in the hippocampus. Previous studies have shown that AD subjects have significantly less MET expression in different brain regions compared to healthy age-matched adults. This reduction highlights another rationale to rescue the activity of this critical regenerative system. Amplification of the HGF/MET system has the potential to provide critical neuroprotective and neuroregenerative effects to rescue damaged and dysfunctional neurons and promote recovery of cognitive functions.

Multiple third-party studies have documented the regenerative impact of HGF/MET promotion in models of AD, PDD, MS, and ALS, with examples shown in Figure 3 below. Notably, promotion of the HGF/MET system improved memory in AD and PDD models and improvement in neuronal survival was reported in various disease models including MS and ALS. These studies indicate that an enhanced HGF/MET system has substantial beneficial effects and support the HGF/MET system as a therapeutic target in a diverse array of nervous system disorders.

Figure 3. Effects of HGF Treatment in Animal Models of CNS Disorders. Below is a list of preclinical studies conducted by third parties that shows the beneficial effects of HGF/MET on functional endpoint or processes that are critical in recovering neuronal health and function. These studies demonstrate that boosting the activity of the HGF/MET system, whether through direct injection of HGF or increasing expression of HGF by gene therapy techniques, promotes neuronal health and regeneration, and rescues memory and function in several animal models of CNS disorders.

Disease	Animal model (species)	HGF Delivery Method	Outcomes	Reference
AD	Aβ-injection	HGF gene therapy	Improvement in memory, increased cerebral blood flow, increased BDNF expression	Takeuchi et. al. 2008
(mouse)
Parkinson’s	6-OHDA	HGF gene therapy	Improved survival of dopaminergic neurons, improved motor function	Koike et. al.
	(rat)			2006
Brain ischemia	Transient ischemia	Injection of HGF protein	Improved neuronal survival	Miyazawa et. al. 2007
(gerbil)
ALS	SOD1-G93)	HGF gene therapy	Improved survival of motor neurons, prolonged lifespan	Sun et. al.
	(mouse)			2002
Cerebral infarction	Embolism	Injection of HGF protein	Improvement in learning and memory, improved neuronal survival	Date et. al.
	(rat)			2004
Spinal cord injury	Trauma	HGF gene therapy	Promoted neuron survival and axonal regrowth, improved functional recovery	Kitamura et. al. 2007
(rat)
MS	EAE	Injection of HGF protein	Promoted remyelination of damaged axons, improved clinical scoring	Bai et al., 2012
(mouse)
Peripheral neuropathy	Nerve crush	HGF gene therapy	Promoted regeneration of nerve tissue by recruitment of Schwann cells and remyelination	Ko et al., 2018
(mouse)
6-OHDA: 6-hydroxydopamine; BDNF: brain-derived neurotrophic factor; EAE: experimental autoimmune encephalomyelitis

As demonstrated by these studies, HGF/MET has long been known as a promising therapeutic target for CNS disorders, but the delivery of large proteins or gene therapy to the CNS to augment HGF/MET has been problematic and fraught with challenges. These approaches are not BBB-penetrating and require invasive methods to deliver to the CNS, which increases the risk of an immune reaction. Further, they are also expensive and more challenging to scale which might limit their availability to patients.

Challenges with Approved and Traditional Neuronal and AD Therapy Approaches

The development of neuronal therapies presents unique challenges including: an imperfect understanding of the biology, the presence of the BBB that restricts the flow of drugs to the brain, and a lack of translatability of preclinical study results in human trials. Currently approved neuronal therapies have limited efficacy, poor side effect profiles, and minimal impact on quality of life. There remains an urgent need for new and novel approaches to address most neuronal disorders including progressive and severe conditions such as AD, PDD, MS, and others.

Specific to AD, each of the currently approved therapies only works on a single neurotransmitter target with limited and transient effects on cognition and low tolerability, which negatively impacts compliance and minimally reduces the caregiver burden. Other therapies in development that target a slowdown in disease progression have a marginal benefit on clinical decline and are mainly focused on mild cognitive impairment, or MCI, and early-mild AD, and lack any immediate benefit in reducing the burden on people impacted by the disease. These approaches rely on the body’s repair mechanisms, which may be damaged, and do not promote additional activation of regenerative pathways. This can lead to variability of treatment outcomes and longer clinical development timelines. Further complicating drug development in AD has been the lack of utilization of biomarkers and measures that are able to detect early signs of efficacy and find promising candidates to take forward into larger trials. These methods have revolutionized clinical research in oncology and other therapeutic areas, but traditionally not in AD. Historically, AD testing in clinical trials has relied heavily on imaging techniques to assess changes in amyloid PET scans over several years, creating enormous costs and elongated timelines for the development process while not showing any direct correlation to cognitive functional improvement. We believe that these traditional methods can be replaced or supplemented by the use of rapid, non-invasive markers of brain activity and cognitive processing, like EEG and ERP.

Our Differentiated Approach

We believe our ATH platform of small molecules will promote neuronal health and function through stimulating the HGF/MET system. Our small molecules are BBB-penetrating, can be delivered non-invasively, have very low risk of an immune reaction and are more cost efficient to manufacture and distribute. Boosting the HGF/MET system leads to the following primary downstream effects:

•

Modulation of NMDA neurotransmitter system by enhancing synaptic localization and signaling, leading to a rapid increase in brain network function. The NMDA receptor plays a key role in memory and learning. Other approaches work directly on the NMDA receptors and lack the specificity to modulate the NMDA receptor to the synaptic cleft, which is required to increase transmission of brain signals.

•

Restoration of traditional neuronal growth factor pathways that are critical to neuronal survival, and activate brain systems that reduce oxidative stress, which is expected to reduce damage, slow down disease progression and improve network activity. Many therapies in development are focused only on slowing disease progression.

•	Improvement in cerebral blood flow, as well as reducing inflammation by modulating inflammatory cytokine expression from the glia. Many other therapies only have a single mode of activity.

It is our goal to establish in current and future clinical trials that our ATH platform can positively impact neuronal health and function, not only by slowing down disease progression but also by improving brain network activity and function. We believe these effects could position Athira, and initially ATH-1017, to address the complex pathology in neurodegenerative diseases.

We have designed ATH-1017 to enhance the ability of HGF to activate MET. This substantially increases MET activation levels, and amplifies the beneficial effects downstream of the HGF/MET system.

Figure 4. Our ATH Small Molecule Candidates Are Designed to Enhance the HGF/MET System and Promote Multiple Beneficial Effects with the Potential to Improve Connectivity and Brain Function in Neurodegenerative Diseases.

HGF activity is responsible for healthy brain function and is reduced in AD
Microglia
Brain networks are comprised of connected neurons
HGF
Regulates Immune System
Neuron
Promotes Neuronal Health
Supports Vascular Function
Capillary
Neurons are connected and communicate through synapses
Synaptic Cleft
Binding of HGF to the MET receptor results in the activation of MET
NMDA Receptor
MET
Maintenance of neuronal signaling pathways
Supports survival and repair of neuronal damage
Maintains neuronal function and memory formation
Sustains neuronal connections (synapses)
ATH-1017 enhances HGF activity to promote brain health and neuronal regeneration
Microglia
Brain networks are comprised of connected neurons. By enhancing neuron health and function ATH helps to restore brain networks.
ATH
Regulates Immune System
Neuron
Promotes Neuronal Health
Supports Vascular Function
Capillary
Neurons are connected and communicate through synapses. ATH enhances the function of synapses to promote neural activity.
ATH
Synaptic Cleft
ATH interacts with HGF and MET on the surface of cells to promote MET activation
NMDA Receptor
MET
Increased synaptic localization and activation of NMDA receptors
Promotion of neuronal signaling pathways
Enhanced survival and repair of neuronal damage
Improved neuronal function and memory formation
Formation of new neuronal connections (synapses)

Maintenance of healthy connectivity and brain function brain networks are comprised of connected neurons microgila regulates immune system promotes neuronal health neuron HGF supports vascular function capillary neurons are connected and communicate through synapses Binding of hgf to the met receptor results in the activation of met nmda receptor synapse maintenance of neuronal signaling pathways supports survival and repair fo neuronal damage maintains neuronal function and memory formation sustains neuronal connections (synapses)

By promoting endogenous pro-survival and regenerative mechanisms orchestrated by HGF/MET signaling, our ATH platform is designed to be a novel path to treat AD and neurodegeneration using a systemic approach. Activation of the HGF/MET system captures the modulation of the NMDA neurotransmitter pathway. Modulation of neurotransmitter systems serves as the basis for the four currently approved AD drugs. However, unlike these currently approved AD drugs, ATH-1017 is designed to also activate regenerative and anti-inflammatory pathways. Figure 5 below illustrates the typical timing of the different beneficial effects as an outcome of activating the HGF/MET system.

Figure 5. Our ATH Candidates Are Designed to Promote the HGF/MET System Which May Lead to Both Rapid and Long-term Beneficial Effects. We believe that following administration of ATH-1017, the HGF/MET system will activate and lead to several downstream effects. We anticipate that these effects may rapidly boost cognition with multiple regenerative mechanisms and lead to a stable and sustained recovery of the brain network and function.

For therapeutic applications in CNS disorders, particularly AD, treatments that target neuronal growth factors can potentially accomplish several therapeutic goals including rapid cognitive improvement and sustained neuroprotective effects.

Our Use of Highly Translatable and Predictive Measures to Guide Clinical Development

We believe EEG and ERP have the potential to revolutionize the paradigm in AD clinical trials. EEG and ERP methods are highly translatable and predictive measures that can guide clinical dose decisions and provide predictable measures of potential clinical benefit. These methods focus on changes in cognitive processing and function, can result in more efficient and cost-effective clinical trials, and potentially provide an accelerated development path compared to traditional AD drug development programs.

EEG and ERP Methods Reflect Brain Activity and Function

Our focused drug development approach aims to understand the potential clinical benefit of a product candidate at the early stages of clinical development by utilizing EEG and ERP methods. Commonly used in clinical research and clinical practice, EEG and ERP methods provide valuable insight into cognitive function but have been largely overlooked in AD clinical trials. At Athira, we are innovatively using these non-invasive methods to gain early insight into potential therapeutic effects. Improvement in the brain network, as well as changes in neurotransmitter activity, can be captured in the electrical activity of the brain. EEG methods measure the brain’s electrical activity from electrodes on the scalp. This noninvasive look at brain activity is highly informative and can give insight into the brain penetration and neuroactivity of therapeutics directed to the brain. EEG is a measure of the brain at rest, while ERP is measured from the same electrodes but only arises in response to a task-related stimulus. EEG/ERP methods can give substantial insight into the overall brain health and connectivity, as these measures are significantly altered in disorders that lead to cognitive impairment, such as AD. Certain EEG/ERP components are valuable measures of cognition, such as quantitative EEG, or qEEG, an assessment of high frequency gamma power brain waves, and the P300 latency component of ERP.

For ATH-1017, we incorporated a variety of translatable tools and measures into our clinical development plan. These measures, including both qEEG and P300 latency, have guided dose selection and provided predictive measures of cognitive improvement. By focusing on these direct measures of brain activity and cognitive processing, we believe we will be able to develop ATH-1017 more efficiently for treatment of AD and broader dementia.

Quantitative Electroencephalogram: qEEG

EEG is a way to measure the electrical activity of the brain using small electrodes placed on the scalp. Neurons communicate and perform all functions using electrical impulses. EEG captures this electrical activity through the scalp and displays these electrical impulses as waves, as illustrated in Figure 6 below. The electrical activity will present at different frequencies or waves which provide various insights into neuronal health. We are most focused on the faster, higher frequency gamma waves which are associated with learning, memory formation and higher cognitive functions. qEEG is a method to quantitatively determine the amount of electrical signal that resides in each waveform, often described as power.

Figure 6. Noninvasive EEG Recordings Reflect Brain Activity and Function.

EEG records brain electrical activity from electrodes placed on the scalp
Raw signal filtered to reveal individual frequency band activity
Delta
Theta
Alpha
Beta
Gamma
0.0
0.2
0.4
0.6
0.8
1.0

Changes in qEEG power or shifts in the amount of activity in each waveform can be caused by several factors including response to stimulus, cognitive state (healthy or dementia), and CNS-directed therapies. Because qEEG is a non-invasive direct measure of brain activity, it represents a valuable tool for investigating therapies in AD and broader dementia. Changes in qEEG signals following administration of therapies targeting the brain indicate the therapy has reached the brain and likely engaged the intended target. Additionally, AD subjects present a general slowing of qEEG, where activity in higher frequency waves, such as gamma, is reduced. If therapies can reverse this pattern in AD, and increase gamma power, this may suggest treatment has helped improve brain activity. We utilized qEEG in our ATH-1017 Phase 1 clinical trial in healthy young, healthy elderly, and AD subjects as a measure of CNS penetration and target engagement.

Event-related Potential: P300

ERP refers to changes in the electrical activity of the brain in response to external stimuli. Recording brain activity while a subject is presented with a task reveals neural activity related to cognitive processing. Presenting subjects with a stimulus associated with a task, such as counting specific tones within a sequence, induces a series of electrical peaks that represent cognitive processing and memory access. P300 is the peak positive signal which is reported to typically arise 300 milliseconds after a tone stimulus and is the most studied component of the ERP waveform.

Figure 7. ERP Recording with an Auditory Oddball Paradigm.

Auditory ERP Stimulus
High pitch
"oddball" tone
Low pitch
standard tone
Task: count odd tones
Early signals arise from unconscious sensory processes
Later signals result from cognitive processes
P300
P300 Latency
P200
N200
N100
EEG Signal (Amplitude in μV)
6
4
2
0
-2
-4
0
200
400
600
800
Time (ms)
Average response to oddball tone is recorded via EEG electrodes

The latency, or the amount of time that it takes to reach the peak of the positive wave following the stimulus, is typically reported to be 300 milliseconds in healthy, cognitively normal individuals. Numerous studies have shown that P300 latency is strongly correlated with cognition. P300 latency is increased and continues to worsen as AD and cognitive decline progresses. As an example, P300 latency is expected to be increased in subjects with severe AD, compared to subjects with mild AD. The connection between P300 latency and increased cognitive decline has been characterized in a number of diseases including AD, PDD, Lewy body dementia, Huntington’s, major depressive disorder with cognitive impairment, and traumatic brain injury. Loss of synaptic connections and neuronal dysfunction are well characterized in AD, and likely are the primary causes of the increased P300 latency. Figure 8 below illustrates the latency of cognitive processing as demonstrated by the delayed peaks in P300 in AD subjects compared to healthy, age-matched subjects. While the P300 amplitude is often reported as lower in AD subjects compared to healthy, age-matched subjects, this measure is much less consistent and not as strongly correlated to cognition as latency.

Figure 8. ERP Waveforms in AD Subjects Show Increased P300 Latency.

P300
Healthy
AD
6
5
4
3
2
1
0
-1
-2
-3
-4
0
200
400
600
800
EEG Signal (Amplitude in µV)
Time (ms)
P300 latency increases
with worsening
cognitive function

Insights from Approved Therapies

Companies with approved therapies have demonstrated parallel improvement in P300 latency and cognition as assessed by the Alzheimer’s Disease Assessment Scale-Cognitive Subscale, or ADAS-cog, as shown in Figure 9 below. ADAS-cog is a neuropsychological assessment used to assess the severity of cognitive symptoms of dementia. While these changes induced by acetylcholinesterase inhibitors are modest and often transient, these previously published results support the correlation of P300 latency and cognition in AD subjects. The magnitude of effects in P300 latency measures for current AD treatments is shown in Figure 9 below. The studies of donepezil and rivastigmine were conducted in patient populations at similar stages of disease (mild to moderate AD with an average P300 latency of 382.7 ms for the donepezil group and 382.3 ms for the rivastigmine group). The P300 methodology used was similar to that of our ATH-1017 study. Both drugs showed a modest improvement in P300 latency, with donepezil demonstrating an improvement of 16 ms and rivastigmine demonstrating an improvement of 22 ms.

Figure 9. Changes in P300 Latency Correlate with Cognitive Outcomes with Treatment of Approved Therapies in AD Subjects.

Source: Adapted from Thomas et al., 2001.

Figure 10, below, summarizes the correlation between P300 latency and changes in cognition in studies involving approved therapies.

Figure 10. Studies Suggest Changes in P300 Latency Have Been Predictive of Changes in Cognition.

Source: Results for donepezil and rivastigmine adapted from Thomas et al., 2001; results for memantine adapted from Sallach et al., 2011, and results for scopolamine adapted from Potter et al., 2000.

Applications to Our ATH Platform

In CNS disorders, fluid or imaging biomarkers have been extensively used in drug development. However, these can be invasive and expensive, and inconclusive in determining the connection of these biomarkers to cognition. We sought to develop a translational strategy for ATH that was highly correlated to brain function and cognition which led us to use EEG/ERP for the clinical development of ATH-1017. We believe these measures are particularly well-suited to provide insight into early therapeutic effects in AD, given that as cognitive decline progresses, subjects display a decrease in EEG gamma power, and a progressive increase in ERP P300 latency.

Utilizing EEG/ERP as non-invasive and efficient translatable measures early in clinical development allows us to assess therapeutic effects and helps to inform future clinical trial design. Positive changes in EEG and ERP P300 latency potentially indicate a positive cognitive effect of our ATH treatments, which increases our confidence that these effects may translate to clinical benefit in later-stage clinical trials.

ATH-1017 for the Potential Treatment of AD and Other Neuronal Diseases

We are developing our lead product candidate, ATH-1017, for the treatment of neurodegenerative disorders, with an initial focus on AD. ATH-1017 is designed to improve neuronal health and promote regeneration, thereby improving symptoms in cognitively impaired subjects. As we continue to develop ATH-1017, we will plan to assess additional functional and behavioral benefits. In our Phase 1a and Phase 1b clinical trials, ATH-1017 for the treatment of AD was well tolerated with no serious adverse events across 88 subjects recruited in the study, including 11 subjects with mild-to-moderate AD, who were assigned to treatment and control groups. Additionally, ATH-1017 treatment led to improvements in brain network activity that indicated potentially positive effects on brain function. In the AD subjects, multiple dosing of ATH-1017 significantly improved P300 latency. P300 latency is a functional measure that is highly correlated with cognition; however, we have not yet established a connection between these P300 latency results and improved cognition. It is our goal to establish in current and future clinical trials that administration of ATH-1017 is effective in promoting cognitive improvement. We identified ATH-1017 in 2016 and less than five years later, we are planning to initiate our Phase 2/3 LIFT-AD trial, which has the potential to provide pivotal data in support of registration. In September 2020, we began site initiation and patient screening for our LIFT-AD clinical trial for ATH-1017 for the treatment of mild-to-moderate AD, with topline results expected by the end of 2022. In November 2020, we initiated ACT-AD, our P300 Phase 2 clinical trial, in mild-to-moderate AD to evaluate the overall effects of ATH-1017 on working memory processing speed and cognitive measurements, with topline results expected by early 2022, which will inform our strategy with respect to an additional Phase 3 clinical trial. We believe that ATH-1017 has the potential to provide meaningful benefit to individuals impacted by AD and substantially enhance overall quality of life for the subjects and their families.

Mechanism of Action

Growing evidence suggests that complex CNS disorders, such as AD, are unlikely to be caused by a single route of pathology. Modulation of a neuronal growth factor has gained considerable attention for the potential treatment of neurodegenerative disorders. Our lead candidate, ATH-1017, is a small molecule therapeutic specifically designed to promote the ability of HGF to activate MET. This promotion substantially increases MET activation levels and amplifies the beneficial downstream effects of the HGF/MET system, with several attributes relevant to AD:

•	HGF/MET is a critical neurotrophic factor for normative brain function and it is reduced in AD subjects;
•	promotion of the HGF/MET system has shown in several animal models the potential to directly halt neurodegeneration and induce regeneration, improve cerebral blood flow, and reduce inflammation; and
•	we expect HGF/MET system activation to improve P300 latency, as observed in AD subjects after ATH-1017 treatment in our Phase 1a and Phase 1b clinical trials.

Figure 11. ATH-1017 Is Designed to Increase HGF/MET Activity and May Promote Regeneration of Neurons, Reduce Inflammation, Enhance Cognitive Processing Represented by a Decreased P300 Latency, and Improve Overall Brain Health and Function.

Alzheimer's Disease
• Low MET expression
• Neuron degeneration
• Increased inflammation
• Reduced brain function
HGF
MET
HGF/MET
Degeneration of neurons
Inflammation
P300 Latency
ATH-1017 Therapy
• Enhanced HGF/MET signaling
• Neuron regeneration
• Reduced inflammation
• Improved brain function
ATH
HGF
MET
HGF/MET
Regeneration of neurons
Inflammation
P300 Latency

Unlike most approved or in development drugs, ATH-1017 has the potential to be regenerative, and is designed to slow, halt, or potentially reverse the effects of AD all while using a naturally modulated approach.

Clinical Results

Phase 1a and Phase 1b Clinical Trials

The IND for ATH-1017 in AD was filed in September 2017. Since then, we have completed our Phase 1a and Phase 1b clinical trials, which enrolled a total of 88 subjects, including 11 AD subjects, as illustrated below in Figure 12. The clinical trials were randomized and double-blind and consisted of daily single injections over a nine-day period. While the primary endpoints of our Phase 1a single ascending dose, or SAD, and Phase 1b multiple ascending dose, or MAD, trials were focused on safety and assessment of human pharmacokinetics, we also included qEEG and ERP as measures to evaluate effects of ATH-1017 on brain activity in AD subjects. Together, these clinical trials assessed qEEG as a measure of brain circuitry and network activity and ERP as a measure of working memory access and cognitive processes in the brain.

Figure 12. 88 Subjects Included in the Phase 1a and Phase 1b Clinical Trials.

ATH-1017 was shown to be well tolerated with no serious adverse events across a wide dose range (2-90 mg) with single and multiple doses over 9 days. ATH-1017 demonstrated a pulsatile mode of target activation, and the PK profile is compelling, with linear dose relationship, no accumulation, and no sex or age effect. We did not have any subject dropout due to serious adverse events during these clinical trials.

Translation of ATH-1017 Changes in Brain Circuitry Activity

qEEG was used as a translational tool to recapitulate the changes in brain network activity from ATH-1017 that were observed in our preclinical models and to help guide dose selection for late-stage clinical development. We collected qEEG recordings from healthy young, healthy elderly, and AD subjects to determine qEEG changes after the administration of ATH-1017.

The criteria for healthy young were male subjects who at the time of screening were between the ages of 18 and 45, met certain body mass index and weight standards, and who were determined at the investigators’ discretion to be generally in good health as determined by medical history, vital signs, and physical and clinical examination. The criteria for healthy elderly were male and female subjects, who at the time of screening were between the ages of 60 and 85, met certain body mass index and weight standards, and who were determined at the investigators’ discretion to be generally in good health as determined by medical history, vital signs, and physical and clinical examination.

In the clinical trials, ATH-1017 increased the levels of the high frequency gamma power which is the frequency band that is associated with learning, memory, and cognitive function. Gamma is typically decreased in AD subjects. ATH-1017 showed dose-dependent and consistent changes in gamma brain activity signals across all treated cohorts, consistent with the changes observed in non-clinical models.

Quantitative EEG Changes Observed in the Phase 1a SAD Clinical Trial

Rapid induction in the high frequency gamma power was observed after a single dose and is most likely explained by ATH-1017 promoting HGF/MET induced synaptic relocation of NMDA receptors and potentiation of NMDA receptor currents. A dose-dependent increase was observed across the low, mid, and high doses with statistically significant changes at the highest dose levels assessed. Figure 13 below shows the change in qEEG gamma power from baseline following administration of placebo, low dose ATH-1017 (2 and 6 mg, pooled), mid dose (20 and 40 mg, pooled), and high dose (60 and 90 mg, pooled).The p-value maps show the statistics based on analysis of covariance, or ANCOVA, analysis. There were 12 subjects for each of the low- and mid-dose groups, and 11 subjects for the high-dose group. A single subject from the high-dose group in the single-dose data set in Figure 13 below was excluded from analysis due to an inability to capture or analyze data as a result of technical issues such as electrode placement or subject movement. All AD subjects’ data were captured at all data points.

Figure 13. Single Dose of ATH-1017 Increased qEEG Gamma Power in Humans.

Quantitative EEG Changes Observed in Phase 1b MAD Clinical Trial in Healthy Elderly Subjects

The main qEEG effect of ATH-1017 administration at all doses (20, 40, and 60 mg) in the healthy elderly subjects was increased gamma power, both at 3 hours post-dose on Day 1 and across multiple data points collected on Days 4 and 8 for all assessed doses of ATH-1017. Figure 14 below shows the change in gamma power with once-daily administration of the 20 mg dose of ATH-1017 over 9 days. Similar results were observed for the 40 and 60 mg doses. All subjects completed the planned administration and data collection schedule; however, data from two of the healthy elderly subjects on Day 8 was lost due to an inability to capture or analyze that data as a result of technical issues such as electrode placement or subject movement. All AD subjects’ data were captured at all data points.

Figure 14. ATH-1017 Administration Increased qEEG Gamma Power in Elderly Subjects.

We also observed increased gamma power on Days 4 and 8 at the pre-dose recording: 24 hours after the last dose of ATH-1017, ATH-1017 was measured and shown to be completely cleared from the plasma. These results suggest that the beneficial effects of ATH-1017 are sustained. The increase in gamma power was specific to the treatment groups as no increase was observed in subjects receiving placebo.

The multiple dose clinical trial in AD subjects (40 mg subcutaneous injection once daily over 9 days) suggested a potential effect in AD subjects. Analysis of qEEG indicates an acute induction of gamma power (Day 4 and Day 8) after multiple doses. Figure 15 below shows emerging recovery of acute gamma power induction after 4 days of ATH-1017 treatment which continues to increase after 8 days of treatment. This pattern was not observed in subjects receiving placebo, where there was no consistent change in acute gamma power induction.

Figure 15. ATH-1017 Administration Rescued Acute Gamma Power Signal in AD Subjects.

Overall, the qEEG results in humans are indicative of CNS penetration and target engagement, suggesting an active dose range of ATH-1017 from 20 to 90 mg.

Event-related Potential

In our Phase 1b clinical trial, ERP P300 recordings were collected from the MAD healthy elderly and AD subjects. Analysis of these P300 data demonstrated that one daily dose of ATH-1017 improved P300 latency over an 8-day dosing period in AD subjects, as shown in Figures 16–18. P300 latency, a functional measure of working memory processing speed and executive function that highly correlates with cognition, was dramatically improved; however, we have not yet established a connection between these P300 latency results and improved cognition. After a single dose of ATH-1017, all AD subjects tested had improved P300 latency, and by the end of an 8-day treatment cycle, average P300 latency across the AD treatment group had improved by 73 milliseconds, a statistically significant change compared to placebo group that did not show any significant directional change. We also observed sustained effects on P300 latency in the pre-dose recordings on subsequent testing days (the arrows in Figure 16 show the average P300 latency value from the ATH-1017 group as a heat map). At these time points, which are 24 hours after the last dose, ATH-1017 was measured and shown to be completely cleared from the plasma, while recorded P300 latency values remained lower than baseline. These data indicate ATH-1017 treatment potentially recovered disruptions to brain function and network connectivity, which we believe are likely through several components of the mechanism, including NMDA receptor modulation, increased connectivity through recovery of synaptic density, and improved overall neuronal health and function.

Figure 16. ATH-1017 Treatment Led to Continued and Sustained Improvement in P300 Latency in AD Subjects. The arrows highlight the sustained P300 latency benefit due to ATH-1017 treatment.

Figure 17. Quantification of the Change in P300 Latency from Baseline, ATH-1017 Significantly Reduced P300 Latency Compared to the Placebo Group on Day 8 Recordings. Data show average P300 latency values of 7 AD subjects treated with ATH-1017 vs. 4 AD subjects on placebo * p≤0.05

Figure 18. Data from Each Subject in the Clinical Trial Showing the Change in P300 Latency from Baseline, What Is Clear Is that Every Subject Receiving ATH-1017 Showed a Level of Improvement in P300 Latency and Subjects Receiving Placebo Had No Consistent Change.

Safety

ATH-1017 was well tolerated with no serious adverse events in our placebo-controlled double blind Phase 1a and Phase 1b clinical trials conducted to date where we enrolled 88 subjects recruited in the study, including 11 subjects with mild-to-moderate AD, who were assigned to treatment and control groups.

Additionally, standard 26-week chronic GLP toxicology studies in rats and dogs showed no adverse findings in clinical observations, behavior, and clinical pathology laboratory parameters. Daily subcutaneous administration of ATH-1017 to rats for 26 weeks was tolerated. The only adverse finding was necrosis of the injection site subcutaneous tissue in male animals that largely resolved after the 28-day recovery period. Moreover, GLP safety pharmacology studies on rats and dogs reported no effects on cardiovascular, respiratory, or CNS function.

In summary, human exposures from the planned dose range of 20-80 mg for the Phase 2 clinical trials are well below the animal no observable adverse event level, or NOAEL, exposures. Furthermore, the NOAEL from the 26-week GLP toxicity study was defined by injection site reactions, which are monitorable and reversible, and may be less of a risk in humans due to greater surface area, a higher number of injection sites, and a lower volume of injection relative to body size.

Administration

ATH-1017 is delivered by once-daily subcutaneous injection. The ATH-1017 formulation is non-viscous, with a neutral pH, and is expected to be dispensed and administered at room temperature. These attributes and the use of small-gauge needles, and minimal volumes (≤ 1 mL) significantly optimize the ATH-1017 product profile for a subcutaneous route of administration. Subcutaneous injections are a common route of administration of chronic therapies, including those for diabetic or MS patients, and are easy to administer for patients and/or caregivers while being generally well tolerated. With the progression of neurodegenerative disorders, oral administration can become challenging as:

•	safe swallowing often becomes increasingly difficult;
•	daily trays of multiple solid oral dosage forms add to patient/caregiver burden; and
•	potential resistance to care can also impact compliance.

Subcutaneous injectables are expected to improve compliance and overall treatment outcomes. We have conducted a medication management research initiative, where we surveyed a number of caregivers and medical professionals to understand compliance challenges in the AD population. Top issues impeding compliance included forgetfulness, resistance to care, pill handling, and swallowing. The results of this study combined with the potential for a subcutaneous product profile to address several of these challenges, support ATH-1017 to be advanced as a once-daily subcutaneous injectable therapy for AD and dementia patients.

Development Plans for Alternative Delivery Devices for ATH-1017

ATH-1017 is initially being developed to be delivered via pre-filled syringes for Phase 2/3 clinical trials and initial market penetration. We are exploring the development of alternative delivery devices, including multi-dose pen injectors, to increase patient comfort and ease of use for patients and caregivers, with a view towards improving patient compliance and outcomes.

Development Strategy

LIFT-AD Trial: A 26-Week Phase 2/3 Clinical Trial in Mild-to-Moderate AD Subjects

Based on the safety and translational Phase 1a and Phase 1b clinical trial results, including AD subjects, we have initiated LIFT-AD, a Phase 2/3 randomized, double-blind, placebo-controlled clinical trial. This clinical trial is designed to assess the efficacy, safety, and tolerability of two dose levels of ATH-1017 (low and high) in subjects with mild-to-moderate AD compared to placebo. The clinical trial is intended to enroll approximately 240 to 300 AD subjects. Subjects enrolled in the clinical trial will have a severity range within the conventional boundaries for mild-to-moderate AD, based on MMSE 14-24 inclusive. Clinical dementia rating, or CDR, is a 5-point scale used to assess cognitive processing and function in AD and related dementias. CDR 1 or 2 are an additional inclusion criterion to ensure overt dementia. In September 2020, we began the site initiation and patient screening for the LIFT-AD trial and anticipate topline results by the end of 2022. These topline results may provide pivotal data in support of registration, but the FDA or other regulators may still require additional trials even if results from the LIFT-AD trial are positive.

Compared to therapies focused on AD progression, which traditionally require multi-year clinical trials to measure changes in disease progression, we believe that ATH-1017 may induce a rapid boost in cognition, which enables us to design our trial with a 26-week treatment period and potentially accelerate the clinical development of ATH-1017.

The primary endpoint in this clinical trial will be the Global Statistical Test, or GST, and this outcome will provide proof-of-concept data. GST is based on actual psychometric performance tests of ADAS-cog-11 and ADCS-CGIC, both of which are key secondary endpoints and will potentially provide pivotal evidence to support registration. ADAS-cog-11 refers to the 11 tasks that make up the ADAS-cog neuropsychological assessment. ADCS-CGIC refers to the Alzheimer’s Disease Cooperative Study-Clinical Global Impression of Change, a systematic method for assessing clinically significant change in a clinical trial. GST provides a more sensitive endpoint to the overall treatment effect of multiple variables and increases our chances of understanding the full impact of ATH-1017 clinical outcomes. If each of the key secondary endpoints – ADAS-cog-11 and ADCS-CGIC – is positive, then GST will also be positive. Positive GST data will support proof of concept and positive results from the key secondary endpoints will potentially provide pivotal evidence to support regulatory approval.

Further secondary endpoints will include the Controlled Oral Word Association Test, or COWAT, to specifically assess changes in executive memory function, the Disability Assessment for Dementia, or DAD, scale to assess instrumental activities of daily living, and the Neuropsychiatric Inventory, or NPI, to assess any changes in behavior.

Exploratory pharmaco-economic outcomes will be comprised of validated scales to capture resource utilization (RUD-lite 3.3), caregiver burden (Zarit Burden Interview) and the EQ-5D-5L.

The clinical trial design for LIFT-AD was informed by our previous interactions and discussions with the FDA. In order to be considered a pivotal trial supportive of FDA approval for mild to moderate AD, LIFT-AD will need to achieve a statistically significant improvement separately on both the ADAS-Cog11 and ADCS-CGIC.

ACT-AD P300 Trial: A 26-Week Phase 2 Clinical Trial in Mild-to-Moderate AD Subjects

In addition to LIFT-AD, in November 2020 we initiated ACT‑AD, a randomized, placebo-controlled P300 Phase 2 clinical trial designed to test the same dose levels of ATH-1017 (low and high) in subjects with mild-to-moderate AD compared to placebo. We intend to enroll approximately 60 to 75 mild-to-moderate AD subjects using the same enrollment criteria as described above and include a 26-week treatment period.

The primary endpoint of this clinical trial is to establish the correlation of P300 latency changes due to ATH-1017 treatment to cognitive benefits, as previously shown for cholinergic drugs and cognitive therapies. Secondary endpoints include the GST as well as psychometric performance tests of ADAS-cog-11 and ADCS-CGIC, which are the primary endpoint and key secondary endpoints of LIFT-AD. This clinical trial will help define the safety profile and effect size of ATH-1017 in mild-to-moderate AD.  Additionally, because this clinical trial is expected to have a faster readout due to a smaller sample size than LIFT-AD, it will help support strategic decisions around additional clinical trials, including any additional pivotal trials that we may initiate in parallel to the LIFT-AD trial if the results from the ACT‑AD P300 Phase 2 clinical trial do not meet our expectations. In November 2020, we initiated the ACT‑AD P300 Phase 2 clinical trial in mild-to-moderate AD to better understand the overall effects of ATH-1017 on working memory processing speed and cognitive measures, with topline results expected by early 2022.

Expand Development of ATH-1017 to Include Additional Indications.

We are developing ATH-1017 as a treatment for mild-to-moderate AD patients, but over time, we aim to expand development to cover all stages of AD. Ultimately, we believe that ATH-1017 can address the broader dementia patient population.

Phase 2 Proof-of-Concept Clinical Trial in PDD Subjects

In addition to the two AD clinical trials, we are also planning to test the effects of ATH-1017 in PDD subjects. PDD is a disease that impacts neuronal health and leads to a progressive damage of the brain network, ultimately impacting function and cognition. Like AD, PDD subjects demonstrate an increase in their P300 latency, which increases the likelihood that ATH-1017 can potentially address dementia in PDD subjects. This clinical trial will be a randomized, placebo-controlled, Phase 2 proof-of-concept clinical trial in PDD subjects with a planned start by the end of 2021. The population severity will include Hoehn-Yahr stages 1 through 4, inclusive, who will receive high and low doses of ATH-1017 versus placebo. Endpoints will include Parkinson’s Disease-Cognitive Rating Scale, or PD-CRS.

Preclinical Results

ATH-1017 was assessed in multiple preclinical studies, including in vitro assays and several animal models of memory deficits. ATH-1017 promoted the formation of new spines and functional synapses in hippocampal neurons in vitro (neuronal cultures). ATH-1017 also activated HGF/MET, which in turn has been shown to enhance long-term potentiation. Long-term potentiation refers to a process at the individual neuron level, where memory formation is thought to involve a sustained increase in synaptic efficiency following repeated stimulation. In the aged animal model of dementia, ATH-1017 increased synaptic density and in multiple models of dementia improved performance in tests of spatial memory.

Similar to the clinical findings, ATH-1017 treatment also increased the qEEG gamma power that is associated with cognitive processing and memory in a non-clinical AD animal model (APP1/PS1), as shown in Figure 19. Changes in gamma brain activity signals are highly translatable which helped guide our selection of the clinical doses.

Figure 19. ATH-1017 Treatment Induces Acute Increases in Gamma Power within One Hour of Administration (left); and Daily Treatment for Two Weeks Followed by a Seven-Day Washout Shows a Sustained Effect on Gamma Power (right).

ATH-1017 Induces an Acute Dose-Dependent Increase in Gamma Power	Two Weeks of ATH-1017 Treatment Induced Increased Gamma Power That Was Sustained After Seven Days of Washout

Our ATH Platform

Our ATH platform leverages the activity of a validated regenerative pathway, the HGF/MET system, that is critical for normal brain function. It is our goal to establish in current and future clinical trials that our ATH platform, which is designed to enhance the body’s repair mechanism of HGF/MET, can potentially address a wide range of clinical applications ranging from CNS disorders, such as AD, PDD, MS, and ALS, to more peripheral conditions such as neuropathy. In addition, we believe that HGF/MET biology plays a role in neuropsychiatric indications such as depression and anxiety.

Key Aspects of Our ATH Platform

Our ATH platform utilizes proprietary technology to target and enhance the activity of a vital neuronal growth factor that promotes neuronal health and regeneration. We believe that our ATH platform has multiple advantages compared to previous strategies that have targeted growth factors, including:

•

Small molecules. Previous attempts to promote neurotrophic factor activity with recombinant proteins or stem cells involved invasive surgeries or risked immune response. Our small molecules overcome these challenges, allowing for non-invasive systemic drug delivery through subcutaneous or oral routes that distribute to the nervous system.

•

Efficient and scalable manufacturing process. Small molecules are manufactured using scalable chemical synthesis routes, representing a cost and time efficient process that does not require custom manufacturing infrastructure.

•

Avoids alteration of target system regulation. ATH compounds are designed to enhance the activity of the target system with neither disruption to nor evasion of the normal regulatory processes that are in place to prevent hypo- or hyper-activation. This design aims to reduce safety risks.

We believe that the ATH platform represents a significant opportunity to develop therapeutics for the treatment of diseases of the nervous system and has the potential to drive significant advancement in regenerative medicine.

Our Therapeutic Discovery Process

We utilize a rigorous process to identify small-molecule compounds that activate regenerative systems.

•

Focus on activity. Our drug screening process is an efficient blend of modern and traditional methods, starting with extensive modeling to create compound libraries. In our process, focus is placed on early activity assays, in which potential hits are advanced to further discovery.

•

Maximize hit potential. When hits are identified, we employ a comprehensive set of studies to collect compound characteristics and optimize for drug-like characteristics with medicinal chemistry and structure-activity relationship studies to produce candidates ready for further development.

•

Gain insight to inform future therapeutic development. We consider the drug discovery process as a cycle, with past work continuously informing future drug design, ultimately optimizing the process as we advance our knowledge and expertise.

This system has supported the identification of several candidates for development, including ATH-1017. We are using our ATH platform and discovery engine to explore potential development of therapeutic candidates in additional nervous system disorders including ALS, MS, and neuropsychiatric indications, as well as in peripheral indications such as peripheral neuropathy. We are also actively exploring the potential of expanding the focus of our discovery engine to multiple molecular targets relevant to nervous system disorders.

Additional Development Opportunities

Our Neuropsychiatric Program (ATH-1019 / ATH‑1020)

We are currently developing ATH compounds for neuropsychiatric conditions. The HGF/MET system is relevant for multiple neuropsychiatric indications including depression, anxiety and schizophrenia, as well as cognitive impairment often associated with these conditions. The lifetime prevalence of common mental disorders is reported to be almost 30% and, despite the sizable number of available treatments, a large portion of subjects show an unsatisfactory or a lack of response to treatment. This context, combined with slow responses to common treatments, results in a major burden for patients, public healthcare, and disability systems. ATH compounds represent a novel mechanism for the treatment of neuropsychiatric conditions.

Our lead product candidates for the neuropsychiatric program are ATH-1019 and ATH‑1020. ATH-1020 is a new compound that recently was moved from the discovery stage to the development stage. ATH-1019 and ATH-1020 are novel, small molecule compounds designed to be an orally available once-daily treatment, to activate the HGF/MET system, and to distribute to the CNS. In vivo testing has demonstrated that following oral delivery, ATH‑1019 and ATH‑1020 distribute to the brain and are neuroactive in animals, and have demonstrated anti-depressant effects in the forced swim model of depression, as shown in Figure 20. ATH-1019 has also been shown to improve cognitive function in the rat scopolamine amnesia model of dementia, and testing of ATH-1020 is ongoing. ATH-1019 and ATH-1020 are currently in IND-enabling studies with IND submission targeted by the end of 2021.

Figure 20. ATH-1019 and ATH-1020 Improve Depressive-like Behaviors in Rats in the Forced Swim Model of Depression. Data show average frequency of behaviors normalized to vehicle for ten rats per group. ATH-1019 and ATH-1020 significantly improved performance in the forced swim test, by reducing immobility, a depressive-like behavior, and increasing swimming, commonly interpreted as an antidepressant effect, compared to vehicle (*p<0.05).

We believe the stimulating activity of ATH compounds on the HGF/MET system is well-suited to address neuropsychiatric conditions because:

•	HGF/MET signaling is deficient in neuropsychiatric patients and negatively correlated to disease severity;
•	reductions in HGF/MET signaling is a causative agent of depression and anxiety behaviors in rodents; and
•	enhancement of HGF concentrations in the brain has anti-depressive and anxiolytic effects in rodent models.

Figure 21. ATH-1019 / ATH‑1020 Have the Potential to Rescue HGF/MET Signaling and Promote Activity to Address Neuropsychiatric Indications.

Neuropsychiatric Indications
Low HGF expression
HGF
HGF
MET
HGF
signaling
Worsening P300
brain responses
P300
Latency
ATH-class Therapy
ATH
HGF
Enhances HGF signaling
MET
HGF
signaling
Improves P300 brain
activity
P300
Latency

Further, patients suffering from major depression display reduced function and connectivity of neural pathways, resulting in prolonged P300 latency compared to healthy controls. This effect is particularly apparent in those experiencing cognitive dysfunction. The extent of P300 latency slowing is strongly correlated with the severity of depression, and a normalization of P300 latency is associated with response to treatment. A similar correlation is observed in patients suffering from other neuropsychiatric disorders. Our HGF activator for the treatment of AD, ATH-1017, reduced the P300 latency of AD subjects in a Phase 1b clinical trial within 8 days of treatment. While the patient populations in neuropsychiatric conditions and AD are substantially different, the root cause of the diseases may not be, and properties of P300 latency have been shown to be conserved across many diseases. These results highlight the ability of HGF/MET activators to impact P300 latency, which when combined with the preexisting research on the effects of activating the HGF/MET system in neuropsychiatric disorders indicates that treatment with HGF/MET activating compounds may be capable of improving patient outcomes in neuropsychiatric indications. We are advancing ATH-1019 and ATH‑1020 to further development for neuropsychiatric indications and are targeting an IND submission to the FDA by the end of 2021. Late-stage non-clinical development work and potentially early clinical studies will support decisions on selection of the lead product candidate and indication moving forward.

Our Peripheral Indication Program (ATH-1018)

We have initiated a discovery program to evaluate ATH compounds for peripheral nervous system disorders, such as neuropathy. ATH-1018 is a novel, orally active candidate that has demonstrated ability to significantly promote the activity of the HGF/MET system. We are planning to administer ATH-1018 at doses that are expected to largely relegate its activity to the periphery. ATH-1018 potentially represents a new strategy to address peripheral nervous system disorders by promoting the regenerative power of the

HGF/MET system with a small molecule therapy. Consideration of HGF/MET activators as a therapeutic approach for peripheral nervous system disorders including neuropathy was initiated following review of studies demonstrating that HGF/MET activating treatment repaired peripheral nerve injury and reduced neuropathy.

We believe the activity of ATH compounds, through enhancement of the HGF/MET system, is well-suited to address peripheral nervous system disorders including neuropathy given that HGF/MET signaling has been shown to:

•	protect nerve cells from damage and death;
•	promote regeneration of damaged peripheral nerves, mediated through Schwann cell activity;
•	inhibit inflammation by reduction of the expression of pro-inflammatory cytokines; and
•	down-regulate the expression of pain-related genes in damaged peripheral neurons, including ATF3.

Furthermore, previous clinical trials have shown that with HGF plasmid therapy, designed to increase circulating HGF, promoting the HGF/MET system significantly reduced pain in patients with diabetic peripheral neuropathy. We believe these clinical trials provide a proof of concept for the therapeutic target. However, our oral small-molecule candidates offer distinct advantages over plasmid therapies, including controlled dose and ease of administration. Targeting HGF/MET signaling for the treatment of peripheral nervous system disorders is supported by both preclinical and clinical research, and we are evaluating the next generation oral ATH compounds for peripheral activity. We are advancing ATH-1018 to further discovery and development for peripheral nervous system indications and are targeting an IND submission to the FDA by the end of 2022.

Market Opportunity

AD and Dementia

ATH-1017 is being advanced for mild-to-moderate AD patients initially. The AD dementia market today in 2020 is reported to be 5.8 million Americans and is projected to reach nearly 14 million by 2050 in the U.S. Worldwide, as many as 35 million people are estimated to have AD and the patient population was projected in 2007 to grow to over 100 million by 2050. Our strategy is to ultimately position ATH-1017 as a treatment for dementia broadly. Spanning all dementias globally, an estimated 50 million people are reported to be affected today in 2020 and this number is projected to be 150 million by 2050. Many factors contribute to the growing numbers of the potentially treatable population, including “baby boomers” reaching age 65 and increasing life expectancy beyond 80.

Other Target Indications

Our immediate next pipeline opportunities include: ATH-1019 for neuropsychiatry and ATH-1018 for neuropathy. Neuropsychiatric indications, specifically depression, are estimated to affect 7% of all U.S. adults 18 and older representing an estimated addressable potential patient population of approximately 17 million adults as of 2017, and was projected in 2008 to reach approximately 37 million by 2050. Beyond depression, and with a reported lifetime prevalence of nearly 30% for all neuropsychiatric indications, the addressable 2020 patient population of adults 18 and older is reported to reach nearly 50 million in the U.S. alone.

The estimated prevalence of neuropathy in the U.S. averages approximately 10% but could be higher due to a larger undiagnosed population. Conservatively, and with nearly 10% of the U.S. population over 30 years old estimated to be diagnosed with some form of neuropathy, the reported addressable patient population today is approximately 30 million patients for peripheral neuropathy, a type of neuropathic pain, alone.

Potential Commercialization Plan

ATH-1017 is initially being developed as a regenerative medicine for AD. For the initial target patient population of mild-to-moderate AD patients, our commercialization strategy of ATH-1017 will consider the following key elements:

•	an add-on therapy for patients on existing therapies;
•	a monotherapy for patients who are not suitable for acetylcholinesterase inhibitors, or AChEIs;
•	a monotherapy for patients who have stopped AChEIs due to loss of effect or side effects; and
•	a treatment to other dementias such as PDD, Lewy body dementia and Frontal temporal dementia over time.

We aim to demonstrate the unique short- and long-term value provided by ATH-1017 by linking the core symptoms of dementia (cognition and behavioral and psychological symptoms of dementia) to both improved outcomes and reduced costs and the benefits of ATH-1017 through increased compliance rates in our initial indications.

We anticipate exploring two distribution strategies for ATH-1017, traditional wholesaler and specialty pharmacy. While the traditional wholesaler could be a suitable option, we believe that the additional patient services that could be provided through specialty pharmacy may offer more value to patients, caregivers, and their providers. Such services could include training on subcutaneous administration, patient counseling and assistance with reimbursement or insurance issues. This could also allow us to reduce the need for costly in house or field-based resources such as patient training or reimbursement support specialists.

Manufacturing

We are focused on the development of small molecule therapeutics which enables us to use well-established and widely available manufacturing processes and infrastructure, formulation compositions, and drug administration technologies or devices. We do not currently operate our own facilities for manufacturing, storing, or distributing our product candidates. We utilize third-party contract development and manufacturing organizations, or CDMOs, to manufacture and supply our preclinical and clinical materials during the development of our product candidates. We and various regulatory bodies have audited the CDMOs we contract with, and they have a proven track record of FDA-compliant manufacturing with an infrastructure to support large and commercial scale manufacturing.

We have enough ATH-1017 supply to begin our LIFT-AD and our ACT‑AD P300 Phase 2 clinical trials in AD. We believe the synthesis of ATH-1017 is reliable and reproducible and the synthetic routes can be further optimized to enable large-scale production that continues to avoid use of toxic materials or specialized equipment or handling during the manufacturing process. We continue to optimize the manufacturing process to support future large-scale and commercial supply. ATH-1017 is purified as a stable solid and then released to additional CDMOs for formulation and packaging into final drug product for use in clinical testing.

The final drug product profile is a ready-to-use pre-filled syringe with a clear, non-viscous aqueous solution of ATH-1017. The syringes utilize materials and components that are readily available commercially. The ATH-1017 drug product has shown extended stability (at least 2 years) under storage conditions when stored in vials that were composed of identical materials to the syringes. Confirmatory stability studies in syringes are ongoing and data collected thus far support the translation of the extended stability from vials to syringes under refrigerated conditions as well as short-term dispensation and at-home storage in ambient conditions. Room temperature storage allows patients to avoid cumbersome storage requirements and reduces overall burden.

We plan to maintain our focus to identify and develop small molecule product candidates that are expected to have cost-effective manufacturing using third party CDMOs.

We expect to use similar contract resources for commercialization of our products, at least until our resources and operations are at a scale that justifies investment in internal manufacturing capabilities.

Competition

The biotechnology and biopharmaceuticals industries are characterized by rapid technological advancement, significant competition, and an emphasis on intellectual property. As a clinical-stage biopharmaceutical company developing small molecules to restore neuronal health and stop neurodegeneration, with our most advanced product candidates focused on the treatment of AD and dementia, we face, and in the future may face increased, competitive pressures from both large and small pharmaceutical companies and from established and emerging biotechnology companies, as well as academic, government, and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with current treatments and new treatments that may become available in the future. With the advancement of ATH-1017 as a novel small molecule therapeutic activating a neurotrophic factor pathway, the HGF/MET system, and its liquid formulation as a subcutaneous deliverable, we also consider as competitors companies developing small molecule AD therapies targeting neurotrophic factors with or without a subcutaneous route of administration. Despite the immediate commercialization plan to launch ATH-1017, if approved, in pre-filled syringes with future plans for device innovation, including potentially smart multi-dose pen injectors, we do not view the medical device industry as competition but rather potential partners enabling the manufacture and commercialization of ATH-1017.

Because of the range of potential competitors, many of our competitors, alone or with strategic partners, have greater access to financial resources, market presence, and resources and expertise in development, preclinical and clinical testing, manufacturing, commercialization, the regulatory approval process, and/or marketing and sales than we do. In addition, these same competitors, who may be in a clinical development stage, could also be competing with us for patient recruitment, clinical research organization, and operational resources. These entities also compete with us in the recruitment and retaining of qualified scientific and management personnel, as well as the acquisition of enabling or complementary technologies for advancing ATH-1017 across all competitors. Merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors.  Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited if our competitors develop and commercialize products that are more effective, safer, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of other treatments.

Key competitive forces that could potentially affect the success of our products, if approved, are safety, efficacy, price, adoption, convenience, time-to-market, level of promotional activity, intellectual property protection, and reimbursement likelihood from government and private payors. Despite these forces, we view our competitive advantage in not only our lead product candidate, ATH-1017, but also our novel pipeline of therapeutics with a focus on overall neuronal health. In particular, the following summarizes certain categories of our potential competition.

As a small molecule therapeutic targeting the HGF/MET system, we are aware of a number of potential competitors in this space, including ANG-3777, an HGF mimetic, developed by Angion for the treatment of kidney injury and Collategene developed by Mitsubishi Tanabe and AnGes as a gene therapy for the treatment of critical limb ischemia. ANG-3777 is currently in Phase 3 clinical trials while Collategene was launched in Japan in the third quarter of 2019. In addition, we are aware of p75 ligands being developed by PharmatrophiX for the treatment of neurodegenerative and other disorders, including AD, as well as VM-202, a regenerative plasmid DNA therapy candidate in development by Helixmith for the treatment of diabetic peripheral neuropathy. We are not aware of  any direct competitors currently targeting the HGF/MET system for neurological conditions.

ATH-1017 is being advanced as either a monotherapy or an add-on therapy for patients on AChEIs. In addition to being a potential add-on therapy to currently approved therapies, we do not anticipate ATH-1017 to be a direct competitor to, but rather complementary to, other therapeutic developments focused on Aβ, pTau, AChE, BACE inhibitors, inflammation and others. Similarly, because ATH-1017 presents a novel mechanism of action, we do not view monoclonal antibody therapies currently under development by large pharmaceutical companies of which we are aware, including Biogen, Eli Lilly and Roche, as competitors, but potentially as complementary to our approach.

Intellectual Property

We own or have in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technologies.

As of December 31, 2020, our patent portfolio consisted of eight owned or in-licensed U.S. issued patents, two owned or in-licensed U.S. pending patent applications, 13 owned or in-licensed patents issued in jurisdictions outside of the United States, and eight owned or in-licensed pending patent applications in jurisdictions outside of the United States. The patents and patent applications issued and pending outside the United States are generally counterparts to the foregoing U.S. patents and patent applications and are held primarily in Europe, Canada, Japan, Australia, Hong Kong, India, and China. Our solely-owned and in-licensed patents and patent applications include, among others, claims directed to:

•	ATH-1017 and related compounds, including but not limited to ATH-1019 and ATH-1020;
•	methods of using ATH-1017; and
•	methods of using related compounds, including but not limited to ATH-1019 and ATH-1020.

We intend to pursue, when possible, further composition, method of use, dosing, formulation, and device patent protection directed to the neuroregenerative products and processes we develop. We may also pursue patent protection with respect to manufacturing and drug development processes and technology.

Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest nonprovisional filing date. In addition, in certain instances, a patent term can be adjusted or extended to recapture a portion of the term effectively lost as a result of the USPTO delay and the FDA regulatory review period. The restoration period for FDA delay cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest nonprovisional filing date. Our in-licensed issued patents will expire on dates ranging from 2023 to 2035, exclusive of any patent term adjustment or patent term extension. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2032 to 2037, exclusive of any patent term adjustment or patent term extension.

We further seek to protect our technology and product candidates, in part, as trade secrets, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators, and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Our trademark portfolio currently consists of two pending trademark applications in the United States, two pending trademark applications in Australia, and two issued trademark registrations in the European Union.

Our Collaboration and Grant Agreements

Washington State University Research Foundation License Agreement and Amended and Restated Washington State University License Agreement

In December 2011, we entered into an exclusive license agreement with Washington State University Research Fund, or WSURF, which, after the dissolution of WSURF in 2013, was superseded by an amended and restated exclusive license agreement with Washington State University, or WSU, in September of 2015.  Under this agreement, WSU granted us an exclusive license to make, use, sell, and offer for sale licensed products and licensed processes that embody the licensed patents (including WSU’s rights to a patent jointly owned with Pacific Northwest Biotechnology, Inc.) and that form the underlying technology of the drug therapies we are developing. We do not expect WSU’s joint ownership of the patent with Pacific Northwest Biotechnology, Inc. will materially affect our license of such patent or the development of any of our product candidates to which the patent relates.

The initiation of our first Phase 2 clinical trial in September 2020 triggered a $50,000 liability to WSU.

We may also be obligated to pay to WSU the following if the related milestones are reached:

•	$300,000 – At initiation of the first Phase 3 clinical trial in the United States, European Union or Japan for the first licensed product.
•	$600,000 – Marketing approval in the United States, European Union or Japan for the first licensed product.

We are obligated to pay WSU a royalty in the mid-single digits of net sales.

Additionally, under the agreement we have the right to sublicense the licensed rights, subject to additional payments to WSU for sublicense consideration received.  Such amounts are dependent on the terms of the underlying sublicense, and range from the mid-single digits to mid tens of any non-sales based payments received, and low twenties of net sales-based sublicense royalties.

The term of the agreement will continue until the earlier of the date that no valid claim in a licensed patent remains enforceable or payment of earned royalties, once such payments begin, ceases for more than four consecutive calendar quarters. We have not yet commenced payment of royalties to WSU pursuant to the terms of the agreement, since, as of the date of this report, we do not have any approved products with respect to which we may generate revenue. If any of our product candidates to which the patents relate are approved for commercial sale, our obligations to pay royalties would commence upon net sales of such approved product candidates and cease no later than the date that no valid claim in a licensed patent remains enforceable. Such licensed patents in major markets with respect to indications we are currently pursuing will expire on dates ranging from 2023 to 2032, exclusive of any patent term adjustment or patent term extension. We may terminate this agreement with 90 days’ prior written notice to WSU.  WSU may terminate this agreement with 90 days’ prior written notice if we fail to achieve certain performance milestones by the agreed upon dates. WSU may also terminate this agreement with 90 days’ prior written notice (or thirty days’ prior written notice in the case of our failure to make a timely payment owed to WSU) following our failure to conduct certain development activities for two consecutive calendar quarters or upon our material breach of the agreement and our failure to cure any such breach within 90 days of our receipt of notice of such breach from WSU (or within 30 days in the case of our failure to make a timely payment owed to WSU).

Grant Liability

In 2014 and 2015, we received $250,000 and $500,000, respectively, from the Washington Life Sciences Discovery Fund, or LSDF, under the terms of two matching grant award agreements. The consummation of the Company’s initial public offering in September 2020 was a triggering event under the terms of the grant and the liability was remeasured to the pay-off amount of $1.5 million as of September 30, 2020 and repaid in full as of December 31, 2020.

National Institutes of Health Grant

In December 2020, we determined that we would accept a grant from the National Institutes of Health, or NIH, for Alzheimer’s research in the amount of approximately $7.8 million with the potential for an additional $7.4 million up to an aggregate of $15.2 million, subject to the availability of funds and satisfactory progress of the research.  As this grant involves federally funded research, per the Bayh-Dole Act, we will be obligated to (1) report each new invention to the government, (2) decide whether to retain ownership, (3) file for patent protection to retain title, and (4) provide a license to the government to practice the invention. The “march-in” rights provided by the Bayh-Dole Act would apply to new subject matter arising from the use of the NIH funds, but would exclude pre-existing subject matter such as our product candidates existing prior to the receipt of such grant. We also are expected to commercialize any inventions we file patent protection on for the benefit of public health. For more information see the section of this report titled “Risk Factors—Risks Relating to Our Intellectual Property—Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.”

Government Regulation

Government authorities in the United States, at the federal, state, and local level, and other countries extensively regulate, among other things, the research, development, nonclinical and clinical testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing, and export and import of products such as those we are developing. Generally, before a new drug can be marketed, considerable data must be generated, which demonstrate the drug’s quality, safety, and efficacy. Such data must then be organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, the approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of nonclinical laboratory tests, animal studies, and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an independent IRB ethics committee, either centralized or with respect to each clinical site, before each clinical trial may be initiated;
•	performance of adequate and well-controlled human clinical trials in accordance with GCP requirements to establish the safety and efficacy of the proposed drug for its intended use;
•	submission to the FDA of an NDA after completion of all pivotal trials;

•	determination by the FDA within 60 days of its receipt of an NDA to accept the filing for substantive review;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP requirements to ensure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality, and purity, and of selected clinical investigation sites to assess compliance with GCPs; and

•	FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the clinical trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which may review data and endpoints at designated check points, make recommendations and/or halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism, and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages, and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•

Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

Post-approval clinical trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a clinical trial may move forward at designated check points based on access to certain data from the clinical trial.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 clinical trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

NDA Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development nonclinical and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality, and purity. Under the Prescription Drug User Fee Act (PDUFA) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes 12 months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines that the application, manufacturing process, or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies, or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a REMS to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use. It could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may offer conditional approval subject to, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

Expedited Development and Review Programs

The FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. With regard to a fast track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis, or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

The Food and Drug Administration Safety and Innovation Act established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work to expedite the development and review of such drug.

Fast track designation, priority review, accelerated approval, and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There are continuing, annual program fees for any marketed products. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters, or untitled letters;
•	clinical holds on post-approval or Phase IV clinical studies, if applicable;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs;
•	mandated modification of promotional materials and labeling and the issuance of corrective information;
•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases, and other communications containing warnings or other safety information about the product; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising, and promotion of drug products. A company can make only those claims relating to safety and efficacy that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising, and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.

Marketing Exclusivity

Market exclusivity provisions authorized under the FDCA can delay the submission and approval of certain marketing applications for products containing the same active ingredient. The FDCA permits patent term restoration of up to five years as compensation for a patent term lost during product development and FDA regulatory review process to the first applicant to obtain approval of an NDA for a new chemical entity in the United States. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (ANDA) or an NDA submitted under Section 505(b)(2) (505(b)(2) NDA), submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

Other Healthcare Laws

Pharmaceutical manufacturers are subject to additional healthcare laws, regulation, and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal anti-kickback, anti-self-referral, false claims, transparency, including the federal Physician Payments Sunshine Act, consumer fraud, pricing reporting, data privacy, data protection, and security laws and regulations as well as similar foreign laws in the jurisdictions outside the U.S. Similar state and local laws and regulations may also restrict business practices in the pharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information; state and local laws which require the tracking of gifts and other remuneration and any transfer of value provided to physicians, other healthcare providers and entities; and state and local laws that require the registration of pharmaceutical sales representatives; and state and local laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The risk of our being found in violation of these or other laws and regulations is increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts and their provisions are open to various interpretations. These laws and regulations are subject to change, which can increase the resources needed for compliance and delay drug approval or commercialization. Any action brought against us for violations of these laws or regulations, even successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Also, we may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments. Actual or alleged violation of any such laws or regulations may lead to investigations and other claims and proceedings by regulatory authorities and in certain cases, private actors, and violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, additional reporting obligations, and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations, exclusion from participation in government healthcare programs and imprisonment.

Coverage and Reimbursement

Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance, and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a particular product does not ensure that other payors will also provide coverage for the product. As a result, the coverage determination process can require manufacturers to provide scientific details, information on cost-effectiveness, and clinical support for the use of a product to each payor separately. This can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

In addition, third-party payors are increasingly reducing reimbursements for pharmaceutical products and related services. The U.S. government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, that it will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available, or that the third-party payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably.

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. By way of example, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; it required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; it implemented a new methodology under which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; it expanded the eligibility criteria for Medicaid programs; it created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and it established a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, in 2017, Congress enacted the Tax Act, which eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, a process that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court granted the petitions for writs of certiorari to review the case in March 2020, held oral arguments in November 2020, and is expected to issue a decision by mid-2021. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. We cannot predict how the Supreme Court will rule on these challenges, how future litigation will impact our business, or what other healthcare measures and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation may have on our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030 with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional congressional action is taken. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, to review the relationship between pricing and manufacturer patient programs, and to reform government program reimbursement methodologies for pharmaceutical products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in 2020, HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. It is unclear whether these new regulations will be withdrawn or when they will become fully effective under the Biden administration. The impact of these lawsuits as well as legislative, executive, and administrative actions of the Biden administration on us and the pharmaceutical industry as a whole is unclear. In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. It is possible that additional governmental action may be taken to address the COVID-19 pandemic. Furthermore, there has been increased interest by third party payors and governmental authorities in reference to pricing systems and publication of discounts and list prices. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

Employees and Human Capital Resources

As of December 31, 2020, we had 22 employees, 20 of whom were full-time and ten of whom were engaged in research and development activities. Nine of our employees hold Ph.D. or M.D. degrees. Substantially all our employees are located in or around Seattle, Washington. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate Information

We were incorporated in Washington as a corporation in March 2011 under the name M3 Biotechnology, Inc. In October 2015, we converted to a Delaware corporation and subsequently changed our name to “Athira Pharma, Inc.” Our principal executive office is located at 18706 North Creek Parkway, Suite 104, Bothell Washington 98011. Our telephone number is (206) 221-8112. Our website is www.athira.com. Information contained in, or that can be accessed through, our website is not a part of, and is not incorporated into, this report, and the inclusion of our website address in this report is an inactive textual reference only.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and our consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical studies and clinical trials that our product candidates are both safe and effective for each target indication. Nonclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the nonclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in nonclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. For example, testing on animals occurs under different conditions than testing in humans and therefore, the results of animal studies may not accurately predict safety and effectiveness in humans. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through nonclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. Likewise, early, smaller-scale studies and clinical trials with a single or few clinical trial sites may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials across multiple clinical trial sites. Even if data from a pivotal clinical trial are positive, regulators may not agree that such data are sufficient for approval and may require that we conduct additional clinical trials, which could materially delay our anticipated development timelines, require additional funding for such additional clinical trials, and adversely impact our business. For example, LIFT-AD is a trial that we initiated in September 2020, which may provide pivotal data in support of registration. In November 2020, we initiated ACT-AD, a P300 Phase 2 clinical trial, to better understand the overall effects of ATH-1017 on working memory processing speed and cognitive measures, with topline results expected by early 2022. These data will help support strategic decisions around any additional pivotal trials that we may initiate in parallel to the LIFT-AD trial if the results from the ACT-AD P300 Phase 2 clinical trial do not meet our expectations. However, even if we receive positive data in our ACT-AD P300 Phase 2 clinical trial and LIFT-AD, we cannot be certain that the FDA or other regulators will find such data sufficient for approval of ATH-1017. Our ability to achieve regulatory approval for ATH-1017 is further complicated by the nature of AD, which historically has been a challenging indication for drug development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence nonclinical studies and clinical trials are never approved as products.

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

If the results of our current and future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may:

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

Additionally, we rely on data received from clinical trials, whether preliminary or final, to inform decisions on future clinical trials, including trial design, trial size, and whether or not to initiate additional clinical trials. For example, in November 2020, we initiated ACT-AD, a P300 Phase 2 clinical trial, to better understand the overall effects of ATH-1017 on working memory processing speed and cognitive measures, with topline results expected by early 2022. These data will help support strategic decisions around any additional pivotal trials that we may initiate in parallel to the LIFT-AD trial if the results from the ACT-AD P300 Phase 2 clinical trial do not meet our expectations. The topline results of this ACT-AD P300 Phase 2 clinical trial will be based on a preliminary analysis of then-available data, and a more comprehensive and full review of the data may result in different conclusions, which could have a negative impact on our decisions regarding any additional trials for ATH-1017.

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

Product candidates that we may successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see the section of this report titled “Business—Competition.”

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

The world is in the midst of a pandemic. A novel strain of the coronavirus disease, COVID-19, has spread to a number of countries, including the United States. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory. In addition, we have a number of clinical trial sites in the state of California which, due to state and local shelter-in-place orders, are not able to enroll patients at this time. If these restrictions are not lifted in the near-term, it could impact the overall enrollment rate for our ongoing trials. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results.

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

•	interruptions, difficulties or delays arising in our existing operations and company culture as a result of all of our employees working remotely, including those hired during the COVID-19 pandemic;

•	interruption or delays to our sourced discovery and clinical activities; and
•	changes in clinical site procedures and requirements as well as regulatory requirements for conducting clinical trials during the pandemic.

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

We have not generated any revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue. We had net losses of $19.9 million and $5.2 million for the years ended December 31, 2020 and 2019, respectively, and an accumulated deficit of $41.0 million as of December 31, 2020.

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

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of December 31, 2020, we had cash, cash equivalents, and investments of $268.2 million. Based upon our current operating plan, we estimate that our existing cash, cash equivalents, and investments will be sufficient to fund our operating expenses and capital expenditure requirements at least through 2022. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

As of December 31, 2020, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of approximately $9.4 million and federal tax credit carryforwards of approximately $1.3 million. The federal NOLs generated during and after fiscal 2018 totaling $29.1 million are carried forward indefinitely, while all others, if not utilized, will expire in various years beginning in 2025. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We may have already experienced one or more ownership changes. Depending on the timing of any future utilization of our NOLs and tax credit carryforwards, we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. However, we do not believe such limitations will cause our NOL and tax credit carryforwards to expire unutilized. In addition, future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law or limited pursuant to provisions of the Tax Cuts and Jobs Act amendments to the Code, as modified by the Coronavirus Aid, Relief, and Economic Security Act. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. It is difficult to predict how current and future legislation, executive actions, and litigation, including the executive orders, will be implemented, and the extent to which they will impact our business, our clinical development, and the FDA’s and other agencies’ ability to exercise their regulatory authority, including FDA’s pre-approval inspections and timely review of any regulatory filings or applications we submit to the FDA. To the extent any executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. In May 2020, the FDA announced that it will continue to postpone domestic and foreign routine surveillance inspections due to COVID-19. While the FDA indicated that it will consider alternative methods for inspections and could exercise discretion on a case-by-case basis to approve products based on a desk review, if a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA contained provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the U.S. Department of Health and Human Services Secretary, or HHS Secretary, as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extending the rebate program to individuals enrolled in Medicaid managed care organizations. The ACA also established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. In December 2020, the U.S. Centers for Medicare & Medicaid Services (CMS) issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements.

As discussed above, since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court, which is expected to rule on the constitutionality of the ACA by mid-2021. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace, which also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. We cannot predict how the Supreme Court will rule on the ACA litigation, how future litigation will impact our business, or what other healthcare measures and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation may have on our business. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

The Bipartisan Budget Act of 2018 also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has published a final rule to give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. The American Taxpayer Relief Act of 2012, or ATRA, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other legislative changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in 2020, HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. It is unclear whether these new regulations will be withdrawn or when they will become fully effective under the Biden administration. The impact of these lawsuits as well as legislative, executive, and administrative actions of the Biden administration on us and the pharmaceutical industry as a whole is unclear.

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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Further, it is possible that additional governmental action is taken to address the COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure to what extent the trajectory of these legislative and regulatory proposals will be implemented by the federal and state governments, whether additional legislative changes will be enacted, whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates and their subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

•

the federal Physician Payments Sunshine Act, created under the ACA and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include payments and transfers of value made during the previous year to certain non-physician providers such as physician assistants and nurse practitioners.

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

Our patent portfolio consists of eight owned or in-licensed U.S. issued patents, two owned or in-licensed U.S. pending patent applications, 13 owned or in-licensed patents issued in jurisdictions outside of the United States, and eight owned or in-licensed pending patent applications in jurisdictions outside of the United States. However, we cannot be certain that the claims in our U.S. pending patent applications, corresponding international patent applications, or those of any future licensors, will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our owned or in-licensed patents will not be found invalid or unenforceable if challenged.

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

We own or in-license eight U.S. issued patents and own two U.S. pending patent applications, as well as 13 in-licensed patents issued in jurisdictions outside of the United States, one in-licensed pending patent application in jurisdictions outside of the United States, and seven owned patent applications pending in jurisdictions outside of the United States. However, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we will not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of any future licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We have entered into and may enter in the future into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as outside scientific collaborators, CROs, third-

party manufacturers, consultants, advisors, potential partners, lessees of shared multi-company property and other third parties. We may become subject to litigation where a third party asserts that we or our employees inadvertently or otherwise breached the agreements and used or disclosed trade secrets or other information proprietary to the third parties. Defense of such matters, regardless of their merit, could involve substantial litigation expense and be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions. Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

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

If we decide to conduct clinical trials or continue to enroll patients in our future clinical trials, we may be subject to additional restrictions relating to privacy, data protection and data security. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, or EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Certain aspects of cross-border data transfers under the GDPR are uncertain as the result of legal proceedings in the EU, including a July 2020 decision by the Court of Justice for the European Union that invalidated the EU-U.S. Privacy Shield. This may increase the complexity of transferring personal data across borders and may require us to review and amend our mechanisms relating to cross-border data transfer. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

Further, the exit of the United Kingdom, or UK, from the EU, referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. Specifically, the UK exited the EU on January 1, 2020, subject to a transition period ending December 31, 2020.  The UK has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, however, including with respect to cross-border data transfers and the role of the UK Information Commissioner’s Office with respect to the EU, which exposes us to further compliance risk. We may incur liabilities, expenses, costs, and other operational losses under the UK GDPR, the GDPR and other privacy and data protection laws in the UK and the EU in connection with any measures we take to comply with them.

In addition, California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions for violations on July 1, 2020. In November 2020, California passed the California Privacy Rights Act (CPRA), which amends and expands the CCPA. While most of the substantive provisions in CPRA will not take effect until 2023 and although the CCPA includes exemptions for certain clinical trial data, the law may increase our compliance costs and potential liability with respect to other personal information we may collect about California consumers. The CCPA and the CPRA, may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, upon the expiration of the market standoff and lock-up agreements, the early release of these agreements or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. For example, on March 17, 2021, certain lock-up agreements entered into in connection with our initial public offering expired, and as a result, a significant portion of shares of our common stock became available for resale, which may have affected, and may continue to affect, the market price of our common stock. In addition, based on 37,118,787 shares of our common stock outstanding as of February 28, 2021, 13.9% of our outstanding shares, or 5,165,103 shares, will be restricted from sale through April 20, 2021 as a result of lock-up agreements entered into by us and all of our directors and officers and certain other stockholders in connection with our follow-on public offering in January 2021, subject to applicable securities law restrictions. The representatives may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements at any time and for any reason. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available-for-sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act.

Moreover, as of the date of this report, the holders of approximately 5,041,842 shares of our common stock are eligible to exercise certain rights, subject to various conditions and limitations, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up agreements described in the section of our final prospectus related to our follow-on public offering in January 2021 titled “Underwriting.” If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Our directors, executive officers and 5% stockholders own a significant percentage of our common stock, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, holders of more than 5% of our outstanding common stock and their respective affiliates beneficially own shares representing approximately 27.7% of our outstanding common stock as of February 28, 2021. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In Part III of this report, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

Failure to build our finance infrastructure and improve our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the regulations of the Nasdaq Global Select Market, the rules and regulations of the Securities and Exchange Commission, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Commencing with our fiscal year ending December 31, 2021, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-

K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. We have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

We have broad discretion in the use of the net proceeds from our initial public offering in September 2020 and follow-on public offering in January 2021 and may not use them effectively.

We have broad discretion in the application of the net proceeds received from our initial public offering in September 2020 and follow-on public offering in January 2021. We may spend a portion or all of the net proceeds from our public offerings in ways that our stockholders may not desire or that may not yield a favorable return. Any failure by us to apply these funds effectively could harm our business, financial condition, results of operations and prospects. Pending their use, we may invest the net proceeds from our public offerings in a manner that does not produce income or that loses value.

Anti-takeover provisions in our charter documents and under Delaware or Washington law could make an acquisition of us difficult, limit attempts by our stockholders to replace or remove our current management and limit our stock price.

Provisions of our certificate of incorporation and bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our common stock. Among other things, the certificate of incorporation and bylaws:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Bothell, Washington, where we currently lease approximately 11,163 square feet of laboratory and office space. This lease expires in August 2027. In July 2020, we entered into an operating lease to rent two additional suites in Bothell, Washington with 6,169 and 1,994 square feet. The lease terms for these suites commence on the date that the landlord delivers the premises to us for construction of certain tenant improvements. Rent obligations for these suites begin 4 months thereafter, and the leases expire in August 2027. We also lease approximately 1,270 square feet of laboratory and office space in Seattle, Washington, pursuant to a lease expiring in June 2021. We believe these facilities will be adequate for the foreseeable future and that suitable additional or substitute space will be available as and when needed.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock began trading on The Nasdaq Global Select Market under the symbol “ATHA” on September 18, 2020. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 22, 2021, there were approximately 143 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

We currently intend to retain all available funds and future earnings to fund the development and growth of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 of this report for information regarding securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities

The following list sets forth information regarding all unregistered securities sold by us during the fiscal year ended December 31, 2020:

(a) From January 1, 2020 through February 26, 2020, we granted 44,765 options to purchase shares of our common stock to our employees, directors and consultants at an exercise price of $1.35 per share under our 2014 Equity Incentive Plan, or 2014 Plan. From January 1, 2020 through September 16, 2020, we issued and sold an aggregate of 540,339 shares of our common stock to our employees, directors and consultants at a weighted-average exercise price of $1.00 per share pursuant to exercises of options granted under our 2014 Plan. During the period between July 1, 2020 and September 17, 2020, we also issued to certain of our employees, consultants and directors, options to purchase an aggregate of 943,223 shares of our common stock at an exercise price of $17.00 per share pursuant to our 2020 Equity Incentive Plan, or 2020 Plan.

(b) From January 6, 2020 through January 13, 2020, we issued and sold subordinated convertible promissory notes in an aggregate principal amount of $1.7 million.

(c) On May 29, 2020, we issued and sold an aggregate of 512,858 shares of our Series B-1 convertible preferred stock upon conversion of approximately $4.0 million in outstanding convertible notes, at a conversion price of $7.752 per share.

(d) From May 29, 2020 through June 23, 2020, we issued and sold an aggregate of 9,372,765 shares of our Series B convertible preferred stock at a purchase price of $9.12 per share, for aggregate consideration of approximately $85.5 million. Concurrently with these issuances, we also issued and sold warrants to purchase 2,343,168 shares of our common stock at an exercise price of $0.08 per share to the purchasers of our Series B convertible preferred stock. Each purchaser of our Series B convertible preferred stock received warrants to purchase a number of shares of our common stock equal to 25% of the number of shares of our Series B convertible preferred stock purchased by such purchaser in the transaction.

(e) On May 29, 2020, we issued warrants to purchase up to 127,481 shares of our Series B convertible preferred stock at an exercise price of $9.12 per share to JMP Securities LLC, in partial consideration for their services in connection with the sale and issuance of our Series B convertible preferred stock.

(f) On August 26, 2020, we issued a warrant to purchase up to 6,935 shares of our common stock at an exercise price per share of $9.52.

(g) During the period between May 29, 2020 and September 11, 2020, we issued 1,258,253 shares of our common stock pursuant to the cash exercise of outstanding warrants to purchase shares of our common stock at an exercise price of $0.08 per share.

(h) On September 22, 2020, upon the closing of our initial public offering, all shares of our convertible preferred stock then outstanding automatically converted into 12,503,009 shares of common stock. In addition, warrants to purchase 127,481 shares of convertible preferred stock automatically converted into warrants to purchase 127,481 shares of our common stock. Such warrants were then automatically net exercised into 59,093 shares of common stock. In addition, warrants to purchase 1,095,159 shares of our common stock were cash exercised or automatically net exercised into an aggregate of 1,085,334 shares of our common stock.

The offers, sales and issuances of the securities described in (b), (c), (d), (e), (f) and (g) above were exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor and had adequate access, through employment, business or other relationships, to information about the registrant.

The offers, sales and issuances of the securities described in (a) above were exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act in that such sales did not involve a public offering or under Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities were the registrant’s employees, consultants or directors and received the securities under the registrant’s 2014 Plan or 2020 Plan. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions.

The issuances of securities described in (h) above (except for the issuances of common stock upon cash exercises of warrants) were exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) thereof, involving an exchange of securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. The issuances of the common stock upon the cash exercises of common stock warrants described in (h) above was exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

No underwriters were involved in the issuances of securities described above. We filed a registration statement on Form S‑8 under the Securities Act on September 18, 2020 to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our 2014 Plan, 2020 Plan and 2020 Employee Stock Purchase Plan.

Use of Proceeds from our Initial Public Offering of Common Stock

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

Stock performance graph

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 201(e) of Regulation S-K.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 301(c) of Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section of this Annual Report on Form 10-K titled “Risk Factors” and elsewhere in this report. You should carefully read the “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section of this report titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a late clinical-stage biopharmaceutical company focused on developing small molecules to restore neuronal health and stop neurodegeneration. With our product candidates, we aim to provide rapid cognitive improvement and alter the course of neurological diseases with our novel mechanism of action. Our approach is designed to augment neuronal growth factor signaling through the hepatocyte growth factor/MET, or HGF/MET, a naturally occurring regenerative system. We believe enhancing HGF/MET signaling has the potential to protect existing neurons from damage, reduce inflammation, promote regeneration, and positively modulate brain activity. We anticipate that all of these characteristics may improve neuronal health and translate into clinical benefits. Our pipeline is built from our proprietary drug discovery platform, or ATH platform, and consists of a series of small molecules that are designed to target either (1) the central nervous system, or CNS, by crossing the blood brain barrier, or BBB, or (2) the peripheral nervous system.

Our lead candidate, ATH-1017, is a subcutaneous administered, BBB-penetrating, small molecule HGF/MET activator. In our Phase 1a and Phase 1b clinical trials, ATH-1017 for the treatment of Alzheimer’s disease, or AD, was well tolerated with no serious adverse events. These clinical trials recruited 88 subjects, including 11 subjects with mild-to-moderate AD, who were assigned to treatment and control groups. Nonclinical studies and Phase 1 clinical trials with ATH-1017 demonstrated improvements in brain network activity indicating potentially positive effects on brain function. In the AD subjects, multiple dosing of ATH-1017 significantly improved P300 latency. P300 latency is a functional measure that is highly correlated with cognition; however, we have not yet established a connection between these P300 latency results and improved cognition. In September 2020, we began site initiation and patient screening for LIFT-AD, our Phase 2/3 clinical trial for ATH-1017 that may provide pivotal data in support of registration, for the treatment of mild-to-moderate AD, with topline results expected by the end of 2022. In November 2020, we also initiated ACT-AD, a P300 Phase 2 clinical trial, in mild-to-moderate AD to better understand the overall effects of ATH-1017 on working memory processing speed and cognitive measures, with topline results expected by early 2022. Beyond AD, we believe that ATH-1017 can potentially address the broader dementia patient population.

The following figure illustrates the current development stages of our ATH compounds and discovery and development programs. In addition, we are expanding our ATH platform to additional indications in the CNS and peripheral nervous system as we aim to improve neuronal health in multiple disorders. Our drug discovery efforts are focused on exploring the potential of ATH technology, which is designed to promote HGF/MET activity for a variety of clinical applications.

Program (RoA)[1]	Indication	PRECLINICAL Discovery and Development	CLINICAL Phase 1	Phase 2	Phase 3	Anticipated Upcoming Milestones
ATH-1017 (SC)	**Alzheimer's Disease**			LIFT-AD Phase 2/3 Clinical Trial[2]		• LIFT-AD initiated September 2020 • Topline data by end of 2022
				ACT-AD Phase 2 Clinical Trial		• ACT-AD initiated November 2020 • Topline data by early 2022
	Parkinson's Disease Dementia		PDD Phase 2 Clinical Trial			• IND filing by H1 2021 (no Phase 1 expected)[3] • Phase 2 initiation by end of 2021
ATH-1019/20 (PO)	**Neuropsychiatric Indications**					• IND filing by end of 2021
ATH-1018 (PO)	**Peripheral Indications**					• IND filing by end of 2022

(1)	RoA: route of administration; SC: subcutaneous; PO: oral.
(2)	ATH-1017 for AD is moving from Phase 1b to a Phase 2/3 clinical trial that may provide pivotal data in support of registration based on discussions with FDA.
(3)

We plan to initiate a Phase 2 clinical trial in PDD based on results from Phase 1a and 1b clinical trials in AD with ATH-1017. A second IND for PDD can cross-reference the already active IND for AD. It is not required that we repeat any studies or trials that are applicable across the two indications for the second IND for PDD, including a Phase 1 clinical trial.

We constantly strive to grow and optimize our portfolio through in-house discovery and plan on additional external business development activities enabled by our innovative internal research and development capabilities.

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

To date, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock in our IPO, the sale and issuance of convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From inception to December 31, 2020, we have raised aggregate net cash proceeds of approximately $310.6 million primarily from the issuance of our common stock, convertible preferred stock, common stock warrants, and convertible notes. We have incurred significant operating losses to date. Our net losses were $19.9 million and $5.2 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $41.0 million and cash, cash equivalents and investments of $268.2 million.

We expect to continue to incur increasing operating losses for the foreseeable future as we:

•

continue to advance ATH-1017 and our other product candidates through preclinical studies and clinical trials, including our Phase 2/3 clinical trial for ATH-1017 for the treatment of mild-to-moderate AD;

•	expand our pipeline of product candidates;
•	continue to grow our discovery organization and invest in the ATH platform;
•	ramp up manufacturing activities;
•	attract, hire and retain additional personnel;
•	obtain, maintain, expand and protect our intellectual property portfolio;
•	operate as a public company;
•	relocate to our new facility and build out lab space;
•	implement operational, financial and management information systems;
•	seek regulatory approval for any product candidates that successfully complete clinical trials; and
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval.

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We will require substantial additional funding to support our continuing operations and further the development of our product candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which could include income from collaboration, licensing or similar arrangements, for the foreseeable future.  Adequate funding may not be available when needed or on terms acceptable to us, or at all.  If we are unable to raise additional capital as needed, we may have to significantly delay, scale back or discontinue development of our product candidates. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and otherwise. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements at least through 2022.

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

Initial Public Offering

In September 2020, we completed an initial public offering of our common stock. As part of the IPO, we issued and sold 12,000,000 shares of our common stock at a public offering price of $17.00 per share. We received net proceeds of approximately $186.4 million from the IPO, after deducting underwriting discounts and commissions of $14.3 million and offering costs of approximately $3.3 million. In October 2020, we sold an additional 1,397,712 shares of common stock to the underwriters of the IPO upon partial exercise of the underwriters’ option to purchase additional shares at the initial public offering price of $17.00 per share, less underwriting discounts and commissions, and offering costs of approximately $1.7 million resulting in net proceeds to us of approximately $22.1 million.

Recent Developments

Follow-on Public Offering

In January 2021, we completed a follow-on public offering of our common stock. As part of the follow-on offering, we issued and sold 4,000,000 shares of our common stock at a public offering price of $22.50 per share. We received net proceeds of approximately $84.1 million from the follow-on offering, after deducting underwriting discounts and commissions and offering costs. In February 2021, we sold an additional 600,000 shares of common stock to the underwriters of the follow-on public offering upon full exercise of the underwriters’ option to purchase additional shares at the follow-on public offering price of $22.50 per share, less underwriting discounts and commissions and offering costs resulting in net proceeds to use of approximately $12.7 million.

Our Collaboration and Grant Agreements

Washington State University Research Foundation License Agreement and Amended and Restated Washington State University License Agreement

In December 2011, we entered into an exclusive license agreement with Washington State University Research Fund, or WSURF, which, after the dissolution of WSURF in 2013, was superseded by an amended and restated exclusive license agreement with Washington State University, or WSU, in September of 2015.  Under this agreement, WSU granted us an exclusive license to make, use, sell, and offer for sale licensed products and licensed processes that embody the licensed patents (including WSU’s rights to a patent jointly owned with Pacific Northwest Biotechnology, Inc.) and that form the underlying technology of the drug therapies we are developing. The term of the license begins on the effective date and continues until the earlier of the date in which no valid claim remains enforceable and the payment of royalties ceases for more than four consecutive quarters after such royalty payments begin.

The initiation of our first Phase 2 clinical trial in September 2020 triggered a $50,000 liability to WSU, which was repaid in full as of December 31, 2020.

We are obligated to pay to WSU the following if the related milestones are reached:

•	$300,000 – At initiation of the first Phase 3 clinical trial in the United States, European Union or Japan for the first licensed product.
•	$600,000 – Marketing approval in the United States, European Union or Japan for the first licensed product.

We are obligated to pay WSU a royalty in the mid-single digits of net sales.

Additionally, under the agreement we have the right to sublicense the licensed rights, subject to additional payments to WSU for sublicense consideration received.  Such amounts are dependent on the terms of the underlying sublicense, and range from the mid-single digits to mid tens of any non-sales based payments received, and low twenties of net sales based sublicense royalties.

Grant Liability

In 2014 and 2015, we received $250,000 and $500,000, respectively, from the Washington Life Sciences Discovery Fund, or LSDF, under the terms of two matching grant award agreements. The consummation of our initial public offering in September 2020 was a triggering event under the terms of the grant and the liability was remeasured to the pay-off amount of $1.5 million as of September 30, 2020 and repaid in full as of December 31, 2020.

National Institutes of Health Grant

In December 2020, we determined that we would accept a grant from the National Institutes of Health, or NIH, to support our ACT-AD Phase 2 clinical trial for ATH-1017. Under the terms of the agreement, we may receive approximately $7.8 million with the potential for an additional $7.4 million up to an aggregate of $15.2 million. For additional information regarding this grant, see the section of this Annual Report on Form 10-K titled “Business—Our Collaboration and Grant Agreements.” We recognized $1.1 million of income related to our NIH grant in 2020 and at December 31, 2020, carried on the accompanying balance sheet an unbilled receivable of $1.1 million for reimbursable expenses.

Part the Cloud

In January 2019, the Alzheimer’s Association awarded us a $1.0 million Part the Cloud research grant.  Grant proceeds must be used to advance our ATH-1017 product candidate in the Alzheimer’s disease setting.  Reporting of expenses incurred supported by the grant as well as research updates are sent to the Alzheimer’s Association semi-annually. Under the terms of the agreement, we received $776,000 in 2019 and received the remaining $224,000 in March 2021 after having completed certain development milestones in October 2020. We recognize income related to the Part the Cloud research grant as qualifying expenses under the grant agreement are incurred. During the years ended December 31, 2020 and 2019, we recognized $246,000 and $754,000, respectively, in grant income associated with the Part the Cloud research grant. As of December 31, 2020, we have incurred qualifying expenses in excess of cash received of approximately $224,000, which is included in unbilled grant receivable on the consolidated balance sheets. As of December 31, 2019, we had cash received in excess of qualifying expenses of approximately $22,000, a liability for which was included in accrued expenses on the consolidated balance sheets.

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

As of the date of this report, we cannot reasonably determine the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. Product candidates in later stages of development generally have higher development costs than those in earlier stages. We expect that our research and development expenses will increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, as our product candidates advance into later stages of development, as we begin to conduct larger clinical trials, as we seek regulatory approvals for any product candidates that successfully complete clinical trials, as we expand our product pipeline, as we maintain, expand, protect and enforce our intellectual property portfolio, and as we incur expenses associated with hiring additional personnel to support our research and development efforts. In particular, we expect our research and development expenses will increase substantially as we initiate and conduct current and planned Phase 2 and Phase 2/3 clinical trials for ATH-1017.

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

Grant Income

Grant income consists of income related to the Part the Cloud and NIH grants and is recognized as qualifying expenses under the grant agreements are incurred. We expect grant income associated with the NIH grant will increase in future years, as we expect qualifying expenses under the grant terms to increase substantially in relation to our continued research activities and development of our programs. Under the terms of the agreement, we may receive approximately $7.8 million, with the potential for an additional $7.4 million, up to an aggregate of $15.2 million.

Other Income (Expense), Net

Other income (expense), net consists of interest earned on our cash, cash equivalents, and investments, periodic mark-to-market gains and losses on the derivative, grant, and convertible preferred stock warrant liabilities carried at fair value, and interest expense on our convertible notes. In the future, we expect investment income to be the primary component of other income, net as the mark-to-market liabilities and convertible notes were all settled in 2020 and will no longer be adjusted to fair value.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,
			Dollar	%
	2020	2019	Change	Change
	(in thousands)
Operating expenses:
Research and development	$13,286	$3,793	$9,493	250%
General and administrative	6,709	1,656	5,053	305
Total operating expenses	19,995	5,449	14,546	267
Loss from operations	(19,995)	(5,449)	(14,546)	267
Grant income	1,321	754	567	75
Other income (expense), net	(1,281)	(466)	(815)	175
Net loss	$(19,955)	$(5,161)	$(14,794)	287%

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Year Ended December 31,
			Dollar	%
	2020	2019	Change	Change
	(in thousands)
Direct costs:
ATH-1017	$10,648	$2,619	$8,029	307%
Preclinical programs	337	212	125	59
Total direct costs	10,985	2,831	8,154	288
Indirect costs:
Personnel-related costs, including stock- based compensation	1,831	791	1,040	131
Facilities and other costs	470	171	299	175
Total research and development expenses	$13,286	$3,793	$9,493	250%

Research and development expenses increased by $9.5 million, from $3.8 million for the year ended December 31, 2019 to $13.3 million for the year ended December 31, 2020. The increase was driven primarily by an increase in expenses for ATH-1017 of $8.0 million related to start-up activities by our clinical research organization and clinical drug supply manufacturers for Phase 2 clinical trials, and to a lesser extent, by increases in personnel-related costs due primarily to an increase in headcount, facilities, and other costs supporting our general growth.

General and Administrative Expenses

General and administrative expenses increased by $5.0 million, from $1.7 million for the year ended December 31, 2019 to $6.7 million for the year ended December 31, 2020. The increase was primarily due to an increase in corporate legal, accounting, technical and consulting services of $1.7 million, an increase in personnel-related costs of $1.9 million, due primarily to an increase in headcount to support our continued growth, and to a lesser extent, by increases in insurance and other administrative costs.

Grant Income

Grant income increased by $0.6 million, from $0.7 million for the year ended December 31, 2019 to $1.3 million for the year ended December 31, 2020. The increase was driven by our acceptance of the NIH grant, under which we recognized grant income of $1.1 million, offset by a decrease of $0.5 million in grant income recognized associated with our Part the Cloud grant.

Other Income (Expense), Net

Other income (expense), net, changed from expense of $0.5 million for the year ended December 31, 2019 to expense of $1.3 million for the year ended December 31, 2020. The change was primarily due to an increase of $1.0 million in losses of liabilities recorded at fair value during the year ended December 31, 2020 compared to the year ended December 31, 2019, offset by a gain of $0.2 million recognized during the year ended December 31, 2020 upon extinguishment of convertible notes.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From our inception through December 31, 2020, we have raised aggregate net cash proceeds of $310.6 million primarily from the issuance of our common stock, convertible preferred stock, common stock warrants, and convertible notes. Net cash proceeds in 2020 totaled $294.3 million.

Recent sales of our common stock were as follows:

	Common		Net
	Shares	Price	Proceeds
	Issued	Per Share	(in millions)
September 2020 IPO	12,000,000	$17.00	$186.4
October 2020 overallotment exercise	1,397,712	$17.00	$22.1
January 2021 follow-on public offering	4,000,000	$22.50	$84.1
February 2021 overallotment exercise	600,000	$22.50	$12.7
Total	17,997,712		$305.3

As of December 31, 2020, we had $268.2 million in cash, cash equivalents and investments and have not generated positive cash flows from operations. Since our inception, we have devoted substantially all of our resources to our research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Future Funding Requirements

Based upon our current operating plan, we estimate that our $268.2 million of cash, cash equivalents, and investments at December 31, 2020 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the 12 months following the date of this report. We will need to raise substantial additional capital to fund the development of our product candidates. Until such time as we can generate significant revenue from product sales, we expect to finance our operations through the sale of equity securities, debt financings, or other capital, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and otherwise. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(24,113)	$(3,713)
Investing activities	(210,068)	1,506
Financing activities	292,750	946
Net increase (decrease) in cash and cash equivalents	$58,569	$(1,261)

Operating Activities

During the year ended December 31, 2020, net cash used in operating activities was $24.1 million. This consisted primarily of a net loss of $19.9 million, partially offset by non-cash charges of $2.3 million and an increase in our net operating assets of $6.5 million. The non-cash charges primarily consisted of stock-based compensation expense, non-cash interest expense and accretion of discounts on our convertible notes, changes in the carrying value of liabilities stated at fair value, and the gain on extinguishment of our convertible notes. The increase in our net operating assets was due to an increase in unbilled grant receivable and prepaid expenses and other current assets and a decrease in grant liabilities, partially offset by an increase in accounts payable and accrued expenses.

During the year ended December 31, 2019, net cash used in operating activities was $3.7 million. This consisted primarily of a net loss of $5.2 million, partially offset by non-cash charges of $0.8 million and an increase in our net operating assets of $0.7 million. The non-cash charges primarily consisted of stock-based compensation expense, non-cash interest expense and accretion of discounts on our convertible notes, and changes in the carrying value of liabilities stated at fair value. The increase in our net operating assets was due to an increase in accounts payable and accrued expenses.

Investing Activities

During the year ended December 31, 2020, net cash used in investing activities was $210.1 million. This consisted primarily of purchases of available-for-sale securities of $226.8 million and purchases of property and equipment of $2.3 million, partially offset by maturities of available-for-sale securities of $19.1 million.

During the year ended December 31, 2019, net cash provided by investing activities was $1.5 million. This consisted primarily of $2.5 million in proceeds received from short-term investments which matured during the period, partially offset by purchases of short-term investments of $1.0 million.

Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $292.8 million. This consisted primarily of net proceeds received from our IPO of $208.5 million, net proceeds of $81.9 million from the issuance of our Series B convertible preferred stock and common stock warrants, $1.7 million from the issuance of our convertible notes, and to a lesser extent from exercises of stock options and common stock warrants.

During the year ended December 31, 2019, net cash provided by financing activities was $0.9 million. This consisted primarily of proceeds of $0.9 million from the issuance of our convertible notes and to a lesser extent from exercises of stock options.

Contractual Obligations and Commitments

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 303(d) of Regulation S-K.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Derivative Liability, Convertible Notes Discount and Amortization

Our convertible notes had conversion and redemption features that met the definition of an embedded derivative and were therefore subject to derivative accounting. The initial fair value of the derivative was recorded as a discount to the convertible notes, with a corresponding derivative liability. The discount to the convertible notes was amortized using the effective interest method. The amortization of the discount was included in other income (expense), net in our statements of operations and comprehensive loss. The derivative liability related to these features was recorded at estimated fair value on a recurring basis. Any changes in fair value were reflected in other income (expense), net in our statements of operations and comprehensive loss at each period end while such instruments were outstanding. The derivative liability was remeasured to fair value until its settlement in May 2020 upon the conversion of the underlying convertible notes into shares of our Series B-1 convertible preferred stock.

Convertible Preferred Stock Warrant Liability

Freestanding warrants to purchase shares of our convertible preferred stock were accounted for as liabilities at fair value, because the shares underlying the warrants contained contingent redemption features outside our control. Warrants classified as liabilities are recorded on the balance sheets at their fair value on the date of issuance and remeasured to fair value on each subsequent reporting period, with the changes in fair value recognized as a component of other income (expense), net in the statements of operations. The liability is adjusted for changes in the fair value of these warrants until the earlier of the exercise of the warrants, the expiration of the warrants, or until such time as the warrants are no longer considered liability instruments. The convertible preferred stock warrant liability was remeasured to fair value until its settlement in September 2020 upon the net exercise of warrants in connection with our IPO.

Grant Liability

The grant liability associated with the grants from the LSDF is accounted for under Accounting Standards Codification, or ASC, 825-10, Financial Instruments—Overall. The estimated fair value of the grant liability is reassessed at each balance sheet date, with changes in fair value reflected in other income (expense), net in our statements of operations and comprehensive loss at each period end. The fair value of the grant liability was estimated using a discounted cash flow simulation methodology that assigns probabilities to the timing and likelihood of each triggering event, each of which is disclosed in Note 7 to our consolidated financial statements included elsewhere in this report, as well as a discount rate based on market data for securities with similar durations and credit ratings to us, and the expected payment amount. The assumptions used to calculate the fair value of the grant liability are subject to significant judgment, and payment may be in an amount different from the liability that we estimate. The consummation of our IPO in September 2020 was a triggering event under the terms of the grant and the liability was remeasured to the pay-off amount of $1.5 million as of September 30, 2020 and repaid in full as of December 31, 2020.

Research and Development Costs

Research and development costs are expensed as incurred. In-licensing fees and other costs to acquire technologies used in research and development that have not yet received regulatory approval and that are not expected to have an alternative future use are expensed when incurred.  Non-refundable advance payments for goods and services that will be used over time for research and development are capitalized and recognized as goods are delivered or as the related services are performed. We estimate the period over which such services will be performed and the level of effort to be expended in each period. If actual timing of performance or the level of effort varies from the estimate, we will adjust the amounts recorded accordingly. We have not experienced any material differences between accrued or prepaid costs and actual costs since inception.

Stock-based Compensation

We maintain a stock-based compensation plan as a long-term incentive for employees, non-employee directors and consultants. The plan allows for the issuance of incentive stock options, non-qualified stock options, restricted stock units, and other forms of equity awards.

We recognize stock-based compensation expense for stock options on a straight-line basis over the requisite service period and account for forfeitures as they occur. Our stock-based compensation costs are based upon the grant date fair value of options estimated using the Black-Scholes option pricing model. To the extent any stock option grants are made subject to the achievement of a performance-based milestone, management evaluates when the achievement of any such performance-based milestone is probable based on the relative satisfaction of the performance conditions as of the reporting date.

The Black-Scholes option pricing model utilizes inputs which are highly subjective assumptions and generally require significant judgment. These assumptions include:

•	Fair Value of Common Stock. See the subsection titled “—Common Stock Valuations” below.
•	Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.
•

Expected Volatility. Because we have been privately held and do not have sufficient trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded life sciences companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on the similar size, stage in life cycle or area of specialty. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

•

Expected Term. The expected term represents the period that the stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term), as we do not have sufficient historical data to use any other method to estimate expected term.

•	Expected Dividend Yield. We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

See Note 12 to our consolidated financial statements included elsewhere in this report for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options. Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

We recorded stock-based compensation expense of $0.6 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was $3.9 million of total unrecognized stock-based compensation expense related to unvested stock options which we expect to recognize over a remaining weighted-average period of 1.75 years. We expect to continue to grant stock options and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

Common Stock Valuations

Historically, for all periods prior to our IPO, since there was no public market of our common stock, the fair value of the shares of common stock underlying our share-based awards was estimated on each grant date by our board of directors. To determine the fair value of our common stock underlying option grants, our board of directors considered, among other things, input from management, valuations of our common stock prepared by unrelated third-party valuation firms in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant, and factors that may have changed from the date of the most recent valuation through the date of the grant. These factors include, but are not limited to:

•	our results of operations and financial position, including our levels of available capital resources;
•	our stage of development and material risks related to our business;
•	progress of our research and development activities;
•	our business conditions and projections;
•	the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies;
•	the lack of marketability of our common stock as a private company;
•	the prices at which we sold shares of our convertible preferred stock to outside investors in arms-length transactions;
•	the rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;
•	the likelihood of achieving a liquidity event for our securityholders, such as an initial public offering or a sale of our company, given prevailing market conditions;
•	the hiring of key personnel and the experience of management;
•	trends and developments in our industry; and
•	external market conditions affecting the life sciences and biotechnology industry sectors.

For our valuations performed prior to December 31, 2019, we used the option pricing method, or OPM, back-solve method. In an OPM framework, the back-solve method for inferring the equity value implied by a recent financing transaction involves making assumptions for the expected time to liquidity, volatility and risk-free rate and then solving for the value of equity such that value for the most recent financing equals the amount paid. This method was selected as management concluded that the contemporaneous financing transaction was an arms-length transaction.

For our valuations performed subsequent to December 31, 2019, we used a hybrid method of the OPM and the Probability-Weighted Expected Return Method, or PWERM. PWERM considers various potential liquidity outcomes. Our approach included the use of an initial public offering scenario and a scenario assuming continued operation as a private entity. Under the hybrid OPM and PWERM method, the per share value calculated under the OPM and PWERM are weighted based on expected exit outcomes and the quality of the information specific to each allocation methodology to arrive at a final estimated fair value per share of the common stock before a discount for lack of marketability is applied.

Since the completion of our IPO in September 2020, our board of directors will determine the fair market value of our common stock based on its closing price as reported on the date of grant on the Nasdaq Global Select Market.

Income Taxes

We recognize deferred income taxes for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. In evaluating our valuation allowance, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance.

As of December 31, 2020, we had $9.4 million of federal net operating loss, or NOL, carryforwards and $1.3 million of tax credit carryforwards which expire over a period of 11 to 17 years. As of December 31, 2020, we had $29.1 million of such NOLs that do not expire.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, substantial changes in our ownership may limit the amount of NOL and research and development credit carryforwards that could be used annually in the future to offset taxable income. The tax benefits related to future utilization of federal and state NOL carryforwards, credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any three-year period. We have not completed a Section 382/383 analysis under the Code regarding the limitation of NOL and credit carryforwards. If a change in ownership were to have occurred, the annual limitation may result in the expiration of NOL carryforwards and credits before utilization.

We record unrecognized tax benefits as liabilities or reduce the underlying tax attribute, as applicable, and adjust them when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this report for additional information.

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have at least $1.07 billion in annual revenue; (2) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 305 of Regulation S-K.

Item 8. Financial Statements and Supplementary Data.

Athira Pharma, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Athira Pharma, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Athira Pharma, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, consolidated statements of convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method for accounting for leases in 2020 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Seattle, Washington

March 25, 2021

Athira Pharma, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$60,625	$2,056
Short-term investments	124,057	—
Unbilled grant receivable	1,300	—
Prepaid expenses and other current assets	6,355	97
Current portion of unsecured related party note receivable	—	7
Total current assets	192,337	2,160
Property and equipment, net	2,649	—
Operating lease right-of-use asset	936	—
Long-term investments	83,509	—
Other long-term assets	132	—
Unsecured related party note receivable	—	29
Total assets	$279,563	$2,189
Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,158	$421
Accrued liabilities	3,123	852
Current operating lease liability	124	—
Total current liabilities	4,405	1,273
Operating lease liability, less current portion	876	—
Grant liability	—	1,036
Derivative liability	—	999
Convertible notes, net	—	1,553
Total liabilities	5,281	4,861
Commitments and contingencies (Note 9)
Convertible preferred stock, $0.0001 par value; 0 and 2,797,464 shares authorized at December 31, 2020 and 2019, respectively; 0 and 2,617,386 shares issued and outstanding at December 31, 2020 and 2019, respectively	—	17,051
Stockholders' equity (deficit):
Common stock, $0.0001 par value; 900,000,000 and 10,088,017 shares authorized at December 31, 2020 and 2019, respectively; 32,485,784 and 3,641,449 shares issued and outstanding at December 31, 2020 and 2019, respectively	3	—
Additional paid-in capital	315,288	1,364
Accumulated other comprehensive income	33	—
Accumulated deficit	(41,042)	(21,087)
Total stockholders' equity (deficit)	274,282	(19,723)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$279,563	$2,189

The accompanying notes are an integral part of these consolidated financial statements.

Athira Pharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development	$13,286	$3,793
General and administrative	6,709	1,656
Total operating expenses	19,995	5,449
Loss from operations	(19,995)	(5,449)
Grant income	1,321	754
Other income (expense), net	(1,281)	(466)
Net loss	$(19,955)	$(5,161)
Unrealized gain on available-for-sale securities	33	—
Comprehensive loss attributable to common stockholders	$(19,922)	$(5,161)
Net loss per share attributable to common stockholders, basic and diluted	$(1.67)	$(1.45)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	11,966,912	3,566,849

The accompanying notes are an integral part of these consolidated financial statements.

Athira Pharma, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share amounts)

						Accumulated		Total
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of January 1, 2019	2,617,386	$17,051	3,559,484	$—	$1,039	$—	$(15,926)	$(14,887)
Issuance of common stock upon exercise of common stock options	—	—	81,965	—	72	—	—	72
Stock-based compensation	—	—	—	—	253	—	—	253
Net loss	—	—	—	—	—	—	(5,161)	(5,161)
Balance as of December 31, 2019	2,617,386	$17,051	3,641,449	$—	$1,364	$—	$(21,087)	$(19,723)
Issuance of common stock upon exercise of common stock options	—	—	540,934	—	544	—	—	544
Issuance of Series B convertible preferred stock and common stock warrants, net of issuance costs of $3.5 million	9,372,765	70,971	—	—	10,591	—	—	10,591
Issuance of the Series B-1 convertible preferred stock upon conversion of convertible notes	512,858	4,515	—	—	—	—	—	—
Proceeds from initial public offering, net of underwriters' discounts and commissions and issuance costs of $3.3 million	—	—	13,397,712	2	208,515	—	—	208,517
Conversion of convertible preferred stock	(12,503,009)	(92,537)	12,503,009	1	92,536	—	—	92,537
Exercise of common stock warrants	—	—	2,402,680	—	1,105	—	—	1,105
Stock-based compensation	—	—	—	—	633	—	—	633
Other comprehensive income	—	—	—	—	—	33	—	33
Net loss	—	—	—	—	—	—	(19,955)	(19,955)
Balance as of December 31, 2020	—	$—	32,485,784	$3	$315,288	$33	$(41,042)	$274,282

The accompanying notes are an integral part of these consolidated financial statements.

Athira Pharma, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019
Operating activities
Net loss	$(19,955)	$(5,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	633	253
Change in fair value of derivative liability	132	71
Change in fair value of convertible preferred stock warrant liability	641	—
Change in fair value of grant liability	464	100
Accretion of discounts on convertible notes	289	258
Non-cash interest expense	76	88
Gain on extinguishment of convertible notes	(199)	—
Amortization of premiums and accretion of discounts on available-for-sale securities, net	251	—
Changes in operating assets and liabilities:
Unbilled grant receivables, prepaid expenses and other current assets	(7,610)	(23)
Accounts payable and accrued expenses	2,601	701
Operating lease liability	64	—
Grant liability	(1,500)	—
Net cash (used in) operating activities	(24,113)	(3,713)
Investing activities
Purchases of available-for-sale securities	(226,837)	(995)
Maturities of available-for-sale securities	19,053	2,495
Purchases of property and equipment	(2,320)	—
Principal payments received on stockholder note receivable	36	6
Net cash (used in) provided by investing activities	(210,068)	1,506
Financing activities
Proceeds from exercise of common stock options and common stock warrants	643	72
Proceeds from initial public offering, net of issuance costs	208,517	—
Proceeds from sales of convertible preferred stock and stock warrants, net of issuance costs	81,926	—
Proceeds from issuance of convertible notes, including derivative, net of issuance costs	1,664	874
Net cash provided by financing activities	292,750	946
Net increase (decrease) in cash and cash equivalents	58,569	(1,261)
Cash and cash equivalents, beginning of period	2,056	3,317
Cash and cash equivalents, end of period	$60,625	$2,056
Supplemental disclosures of cash flow information:
Purchases of property and equipment included in accounts payable and accrued liabilities	$331	$—
Deferred offering costs included in accounts payable and accrued liabilities	$77	$—
Issuance of common stock warrants in connection with Series B convertible preferred stock financing	$10,591	$—
Issuance of Series B preferred stock upon conversion of promissory notes	$4,515	$—
Recognition of warrant liability in connection with Series B convertible preferred stock financing	$364	$—
Derivative liability recorded upon issuance of convertible notes	$774	$390
Conversion of convertible preferred stock upon closing of initial public offering	$92,537	$—
Right-of-use asset obtained in exchange for new operating lease liability	$975	$—

The accompanying notes are an integral part of these consolidated financial statements.

ATHIRA PHARMA, INC.

Notes to Consolidated Financial Statements

1. Description of Business

Organization

Athira Pharma, Inc. (the “Company”) was incorporated as M3 Biotechnology, Inc. in the state of Washington on March 31, 2011 and reincorporated in the state of Delaware on October 27, 2015. In April 2019, the Company changed its name to Athira Pharma, Inc. The Company currently has office and laboratory space in Seattle and Bothell, Washington. The Company is a late clinical-stage biopharmaceutical company focused on developing small molecules to restore neuronal health and stop neurodegeneration.

Reverse Stock Split

On September 11, 2020, the Company effected a one-for-7.9302 reverse split of its issued and outstanding common stock, convertible preferred stock, warrants, and stock options. The par value of the common stock and convertible preferred stock was not adjusted as a result of the reverse stock split. All share and per share amounts in the accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted for all periods presented to reflect the reverse stock split.

Initial Public Offering

On September 17, 2020, the Company’s registration statement on Form S-1 (File No. 333-248428) for its initial public offering of common stock (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). On September 22, 2020, the Company issued and sold 12,000,000 shares of common stock in the IPO at a public offering price of $17.00 per share, resulting in net proceeds of $186.4 million after deducting underwriting discounts and commissions and offering expenses paid by the Company. In October 2020, the Company sold an additional 1,397,712 shares of common stock to the underwriters of the IPO upon partial exercise of the underwriters’ option to purchase additional shares at the initial public offering price of $17.00 per share, less underwriting discounts and commissions and offering costs resulting in net proceeds to the Company of approximately $22.1 million.

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

Liquidity and Capital Resources

Since the Company’s inception, it has funded its operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From the Company’s inception through December 31, 2020, it has raised aggregate net cash proceeds of $310.6 million primarily from the issuance of its common stock, convertible preferred stock, common stock warrants, and convertible notes. As of December 31, 2020, the Company had $268.2 million in cash, cash equivalents, and investments and had not generated positive cash flows from operations. Since the Company’s inception, it has devoted substantially all of its resources to its research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Based upon the Company’s current operating plan, it estimates that its $268.2 million of cash, cash equivalents, and investments at December 31, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the 12 months following the date of the Company’s Annual Report on Form 10-K.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). During the third quarter of 2020, the Company incorporated Athira Pharma Australia PTY LTD in Australia and since its creation, the Australian subsidiary’s financial position and results of operations are consolidated in the accompanying consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

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

Concentration of Credit Risk

The Company is exposed to credit risk from its deposits of cash in excess of amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses on its deposits of cash since inception.

Property and Equipment

Property and equipment consist of computer equipment, computer software, laboratory equipment, leasehold improvements and furniture and office equipment. Property and equipment are recorded at cost and depreciation is recognized using the straight-line method based on estimated useful life, generally three to five years. Leasehold improvements are amortized over the shorter of their useful life or the remaining lease term. Maintenance and repairs are charged to expense as incurred, and costs of improvements are capitalized.

The Company reviews long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset group may not be recoverable. When such events occur, the Company determines whether there has been an impairment in value by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. If an impairment in value exists, the asset is written down to its estimated fair value. Gains and losses from asset disposals and impairment losses are classified within the consolidated statements of operations in accordance with the use of the asset. There were no impairment losses in the years ended December 31, 2020 and 2019 as there have been no events warranting an impairment analysis.

Fair Value Measurements

The carrying amounts of certain financial instruments, including cash, cash equivalents, accounts payable and accrued expenses approximate their fair values due to the short-term nature of those amounts. The fair values of the grant liability to Washington Life Sciences Discovery Fund (“LSDF”), currently managed by the Washington State Department of Commerce, the derivative liability, and the convertible preferred stock warrant liability were estimated using level 3 unobservable inputs.

Convertible Preferred Stock Warrant Liability

Freestanding warrants to purchase shares of the Company’s convertible preferred stock were accounted for as liabilities at fair value, because the shares underlying the warrants contained contingent redemption features outside the control of the Company. Warrants classified as liabilities are recorded on the Company’s balance sheets at their fair value on the date of issuance and remeasured to fair value on each subsequent reporting period, with the changes in fair value recognized as a component of other income (expense), net in the accompanying statements of operations. The Company adjusted the liability for the final change in the fair value of these warrants immediately preceding their automatic exercise in connection with the Company’s IPO. Subsequent to the Company’s IPO, the corresponding liability was reclassified to additional paid in capital.

Grant Liability

The grant liability associated with the grants from the Washington LSDF was accounted for under Accounting Standards Codification (“ASC”) 825-10, Financial Instruments − Overall. The estimated fair value of the grant liability was reassessed at each balance sheet date, with changes in fair value reflected in other income (expense), net. The Company estimated the fair value of the grant liability by using a discounted cash flow simulation methodology that assigns probabilities to the timing and likelihood of each triggering event, a discount rate based on market data for securities with similar durations and credit ratings to the Company, and the expected payment amount. The assumptions used to calculate the fair value of the grant liability were subject to significant judgment. The consummation of the Company’s IPO in September 2020 was a triggering event under the terms of the grant and the liability was remeasured to the pay-off amount of $1.5 million and repaid in full as of December 31, 2020. See Note 7.

Derivative Liability, Convertible Notes Discount and Amortization

The Company’s convertible notes (see Note 8) had conversion and redemption features that met the definition of an embedded derivative and were therefore subject to derivative accounting. The initial fair value of the derivative was recorded as a discount to the convertible notes, with a corresponding derivative liability. The discount to the convertible notes was amortized using the effective interest method. The amortization of the discount is included in other income (expense), net in the statements of operations and comprehensive loss. The derivative liability related to these features is recorded at estimated fair value on a recurring basis. Any changes in fair value were reflected in other income (expense), net in the statements of operations and comprehensive loss at each period end while such instruments were outstanding. The derivative liability was settled in May 2020 upon conversion of the underlying convertible notes into Series B-1 convertible preferred stock. See Note 10.

Grant Income

In January 2019, the Alzheimer’s Association awarded the Company a $1.0 million Part the Cloud research grant.  Grant proceeds must be used to advance the Company’s ATH-1017 product candidate in the Alzheimer’s disease setting.  Reporting of expenses incurred supported by the grant as well as research updates are sent to the Alzheimer’s Association semi-annually. Under the terms of the agreement, the Company received $776,000 in 2019 and received the remaining $224,000 in March 2021 after having completed certain development milestones in October 2020. The Company recognizes income related to the Part the Cloud research grant as qualifying expenses under the grant agreement are incurred. During the years ended December 31, 2020 and 2019, the Company recognized $246,000 and $754,000, respectively, in grant income associated with the Part the Cloud research grant. As of December 31, 2020, the Company has incurred qualifying expenses in excess of cash received of approximately $224,000, which is included in unbilled grant receivable on the consolidated balance sheets. As of December 31, 2019, the Company had cash received in excess of qualifying expenses of approximately $22,000, a liability for which was included in accrued expenses on the consolidated balance sheets.

In December 2020, the Company accepted a grant from the National Institute on Aging (“NIA”) of the National Institutes of Health (“NIH”) to support its ACT-AD Phase 2 clinical trial for ATH-1017, the Company’s lead therapeutic candidate being developed for the treatment of individual with mild-to-moderate Alzheimer’s disease. Under the terms of the agreement, the Company may potentially receive $7.8 million with the potential for an additional $7.4 million, up to an aggregate of $15.2 million. The Company recognizes income related to the NIH grant as qualifying expenses under the grant agreement are incurred. During the year ended December 31, 2020, the Company had recognized $1.1 million in grant income associated with the NIH grant, which is included in grant income in the consolidated statement of operations and comprehensive loss. As of December 31, 2020, the Company has incurred qualifying expenses in excess of cash received of approximately $1.1 million, which is included in unbilled grant receivable on the consolidated balance sheets.

Research and Development Expenses

Research and development expenses consist primarily of direct and indirect costs incurred for research activities, including development of the pipeline from the Company’s proprietary drug discovery platform (“ATH platform”). The Company’s drug discovery efforts and the development of its product candidates. Direct costs include laboratory materials and supplies, contracted research and manufacturing, clinical trial costs, consulting fees, and other expenses incurred to sustain the Company’s research and development program. Indirect costs include personnel-related expenses, consisting of employee salaries, related benefits, and stock-based compensation expense for employees engaged in research and development activities, and facilities and other expenses consisting of direct and allocated expenses for rent and depreciation and lab consumables.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, consisting of employee salaries, related benefits, and stock-based compensation expense for employees in the executive, legal, finance and accounting, human resources, and other administrative functions. General and administrative expenses also include third-party costs such as legal costs, insurance costs, accounting, auditing and tax related fees, consulting fees and facilities and other expenses not otherwise included as research and development expenses. General and administrative costs are expensed as incurred.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In assessing the Company’s ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income, tax planning strategies in making this assessment.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for incomes taxes.

Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ deficit that, under U.S. GAAP, are excluded from net loss. The Company’s comprehensive loss is comprised of net loss and unrealized gains and losses on available-for-sale investments.

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies were translated into U.S. dollars, the reporting currency, at the exchange rate prevailing at the balance sheet date. Income and expenses denominated in foreign currencies were translated into U.S. dollars at the average exchange rate for the period and the translation adjustments are reported within other income (expense), net in the consolidated statement of operations and comprehensive loss. The functional currency of the Company’s Australian subsidiary is the U.S. dollar.

Related Party Transactions

As of December 31, 2019, the Company had an unsecured note receivable outstanding from its chief executive officer of approximately $36,000. The note incurred interest at 1.45% and the remaining outstanding principal was repaid in full in August 2020. The note is included in current portion of unsecured related party note receivable and unsecured related party note receivable in the accompanying balance sheet as of December 31, 2019. Interest income is recognized using the effective interest method, and is included in other income (expense), net in the consolidated statements of operations and comprehensive loss.

Segments

The Company has determined that it operates and manages one operating segment, which is the business of developing and commercializing therapeutics. The Company’s chief operating decision maker, its chief executive officer, reviews financial information on an aggregate basis for the purpose of allocating resources.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (a) no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act, unless early adoption is permitted. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

The standard had a material impact on the Company’s consolidated balance sheets but did not have a material impact on its consolidated statements of operations or consolidated statements of cash flows. The most significant impact was the recognition of $1.0 million and $1.0 million of operating lease ROU assets and liabilities, respectively. Refer to Note 9, Commitments and Contingencies, for additional information regarding leases.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. The ASU simplified the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted the standard on January 1, 2020 and it did not have a material impact on its financial condition, results of operations and cash flows.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The Company adopted this standard on January 1, 2020 and it did not have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. This update removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. Early adoption of the new standard is permitted for companies for periods for which financial statements have not yet been issued. The Company early adopted the standard effective January 1, 2020. Since the Company has incurred net losses since its inception and maintains a full valuation allowance on the net deferred tax assets, the adoption did not have a material impact on the financial condition, results of operations and cash flows, or financial statement disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses (Topic 326) as clarified in ASU 2019-04, ASU 2019-05, and ASU 2020-02. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investment securities are recorded. The ASU will become effective to the Company beginning on January 1, 2023, with early adoption permitted. The Company is currently evaluating the potential impacts of the ASU on its financial condition, results of operations, cash flows and financial statement disclosures.

Although there were several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of these have had or will have material impact on its consolidated financial statements.

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

The following table reflects the Company’s financial asset balances measured on a recurring basis as of December 31, 2020 (in thousands):

	December 31, 2020
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$5	—	—	$5
Commercial paper	2	44,318	—	(2)	44,316
U.S. government debt and agency securities	2	4,999	—	—	4,999
U.S. treasury bills	2	4,450	—	—	4,450
Total cash equivalents		$53,772	$—	$(2)	$53,770
Short-term investments:
Commercial paper	2	77,272	1	(4)	77,269
U.S. government debt and agency securities	2	31,835	7	—	31,842
U.S. treasury bills	2	14,029	—	(3)	14,026
Corporate bonds	2	920	—	—	920
Total short-term investments		$124,056	$8	$(7)	$124,057
Long-term investments:
U.S. government debt and agency securities	2	78,924	32	—	78,956
U.S. treasury bills	2	4,551	2	—	4,553
Total long-term investments		$83,475	$34	$—	$83,509

All the commercial paper, U.S. government debt and agency securities, U.S. treasury bills, and corporate bonds designated as short-term investments have an effective maturity date that is equal to or less than one year from the respective balance sheet date. Those that are designated as long-term investments have an effective maturity date that is more than one year, but less than two years, from the respective balance sheet date.

As of December 31, 2019, the Company held level 1 cash equivalent financial assets with amortized costs and fair values of $894,000.

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

Prior to the IPO, the Company’s level 3 financial liabilities carried at fair value and remeasured on a recurring basis are the grant liability, derivative liability, and the convertible preferred stock warrant liability. In the third quarter the Company recorded an additional $464,000 to bring the total grant liability to $1.5 million as the Company’s IPO triggered the repayment obligation (see Note 7), and the derivative was settled upon the Company’s conversion of its convertible notes in May 2020 (see Note 8). The losses resulting from the change in fair value of the grant liability, the bifurcated conversion and redemption features related to the derivative liability, and the convertible preferred stock warrant liability are classified as other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss. Changes in any of the assumptions related to the unobservable inputs identified may change the fair value of these instruments. For example, an increase in interest rates would generally correspond to a decrease in the fair value of the liabilities.

The following table presents the activity for the grant liability for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Fair value at beginning of period	$1,036	$936
Change in fair value of grant liability	464	100
Grant liability settled upon completion of IPO	(1,500)	—
Fair value at end of period	$—	$1,036

The following table presents the activity for the derivative liability for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Fair value at beginning of period	$999	$539
Derivative liability recorded upon issuance of convertible notes	774	389
Change in fair value of derivative liability	132	71
Derivative liability settled upon conversion of convertible notes	(1,905)	—
Fair value at end of period	$—	$999

The following table presents the activity for the convertible preferred stock warrant liability for the year ended December 31, 2020 (in thousands):

Year Ended December 31, 2020
Fair value at beginning of period	$—
Recognition of convertible preferred stock warrant liability	364
Change in fair value	641
Settlement upon IPO	(1,005)
Fair value at end of period	$—

Prior to the IPO, the activity for the convertible preferred stock warrant liability presented in the table above was shown in the Company’s financial statements as level 3. Following the IPO, the preferred stock warrant liability was revalued based on the IPO price of $17.00 per share.

4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Laboratory equipment	$81	$69
Construction in progress	2,639	—
Property and equipment, as cost	2,720	69
Less: accumulated depreciation	(71)	(69)
Property and equipment, net	$2,649	$—

Depreciation expense was $2,000 and $2,000 for the years ended December 31, 2020 and 2019, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Employee compensation and benefits	$1,624	$230
Research and development expenses	1,169	536
Professional services and other	330	86
Total accrued expenses	$3,123	$852

6. Other Income (Expense), Net

Other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
Interest and other income	124	51
Interest expense	(367)	(346)
Change in fair value of derivative liability	(132)	(71)
Change in fair value of grant liability	(464)	(100)
Change in convertible preferred stock warrant liability	(641)	—
Gain on extinguishment of convertible notes	199	—
Total other income (expense), net	$(1,281)	$(466)

7. Significant Agreements

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

To keep in good standing, the agreement requires the Company to meet certain development milestones and pay an annual maintenance fee. All contractual requirements have been met as of December 31, 2020.

During the year ended December 31, 2020, the Phase 2 clinical trial milestone had been reached and a payment of $50,000 to WSU was recorded.

The Company may also be obligated to pay the following if the related milestones are reached:

•	$300,000 – At initiation of the first Phase 3 clinical trial in the United States, European Union or Japan for the first licensed product.
•	$600,000 – Marketing approval in the United States, European Union or Japan for the first licensed product.

Under the terms of the agreement, the Company will pay a royalty in the mid-single digits of net sales, with the first $100,000 of net sales being exempt from royalty payment, and annual minimum royalty payments of $25,000 beginning after the first commercial sale of a licensed product. As of December 31, 2020, the Company had not incurred a royalty obligation under this agreement.

Additionally, the agreement allows the Company to sublicense the rights conveyed by the agreement, subject to additional payments to WSU for sublicense consideration received. Such amounts are dependent on the terms of the underlying sublicense and range from the mid-single digits to mid-teens of any non-sales based payments received, and low twenties of net sales based sublicense royalties. As of December 31, 2020, the Company has not entered into or incurred any liability from a sublicense agreement.

LSDF Grant Liability

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

The estimated fair value of the grant liability was $1.0 million as of December 31, 2019. The consummation of the Company’s IPO in September 2020 was a triggering event under the terms of the grant and the liability was remeasured to the pay-off amount of $1.5 million prior to settlement. The changes in the fair value of the liability resulted in expense of approximately $464,000 and $100,000 for the years ended December 31, 2020 and 2019, respectively, which were included in other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.

8. Convertible Notes

The Company issued unsecured convertible notes with an aggregate principal amount of $1.7 million in 2020. Previously, the Company issued unsecured convertible notes with aggregate principal amounts of $0.9 million and $1.3 million and in 2019 and 2018, respectively. The notes accrued interest at a rate of 5% per year and mature in December 2021, unless earlier converted. No principal or interest is payable prior to maturity as the convertible notes and any accrued interest will automatically convert upon a qualified financing event at a conversion price equal to 85% of the price per share of the qualified financing. Holders may also elect to convert their notes to shares of common stock upon the maturity of the notes at the then fair value of common stock. If the Company experiences a change in control, holders may either convert the outstanding principal amount plus any accrued interest into shares of common stock at the then fair value of common stock or may require the Company to repurchase the notes in cash at a price equal to 200% of the outstanding principal amount plus any accrued interest.

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

9. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

Indemnifications

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company enters into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Operating Leases

The Company has an operating lease for laboratory and office facilities in Bothell, Washington that expires in August 2027. The initial term of the lease is seven years and the Company has an option to extend the lease for an additional five years that it is not reasonably certain to exercise. As of December 31, 2020, the remaining lease term for the Company’s operating lease was 6.7 years. The Company discounted future operating lease payments using an incremental borrowing rate of 8.2%. Additionally, the Company has a lease agreement for laboratory and office facilities at the University of Washington in Seattle, Washington with an initial term of 12 months for which the Company recognizes expense on a straight-line basis within operating expenses. As of December 31, 2020, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

December 31, 2020
2021	233
2022	261
2023	269
2024	277
2025	286
Thereafter	494
Total undiscounted lease payments	1,820
Present value adjustment for minimum lease commitments	(429)
Tenant improvement allowance receivable	(391)
Net lease liability	$1,000

Operating lease expense was $85,000 for the year ended December 31, 2020. The Company did not incur variable lease expense for operating leases during the year ended December 31, 2020. Rent expense recognized for short-term leases was $76,000 and $97,000 for the years ended December 31, 2020 and 2019, respectively.

Cash paid for amounts included in the measurement of the lease liability for the year ended December 31, 2020 was $21,000.

10. Convertible Preferred Stock

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

11. Common Stock

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and if declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No cash dividends have been declared by the board of directors from inception.

The Company has reserved the following shares of common stock for future issuance, on an as-converted basis, as follows:

	December 31, 2020	December 31, 2019
Convertible preferred stock	—	2,617,386
Stock options outstanding	1,974,873	1,514,770
Shares available for future grant under the 2020 Equity Incentive Plan	3,742,234	399,737
Shares available for future grant under the Employee Stock Purchase Plan	323,000	—
Common stock warrants	—	3,310
Total	6,040,107	4,535,203

12. Stock-based Compensation

Stock‑based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$215	$55
General and administrative	418	198
Total stock-based compensation expense	$633	$253

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

•	Expected Dividend Yield—The Company has never paid dividends on its common stock and has no plans to pay dividends going forward. Therefore, it used an expected dividend yield of zero.

The fair value of each stock option was estimated using the Black‑Scholes option‑pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	0.49%	1.60%
Expected volatility	87.41%	75.00%
Expected term (in years)	6.87	6.50
Expected dividend yield	—	—

The weighted-average grant-date fair value of options granted to employees and directors during the years ended December 31, 2020 and 2019 were $3.4 million and $274,000 respectively. The weighted-average grant-date fair value of options granted to advisors during the year ended December 31, 2020 was $818,000. The remeasured weighted-average fair value of options granted to advisors during the year ended December 31, 2019 was $47,000.

Stock Option Activity

A summary of option activity for the year ended December 31, 2020 was as follows:

	Available for Grant	Shares	Weighted- Average Exercise price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2019	399,737	1,514,770	$1.03	7.16	$500
Authorized	4,343,534	—
Granted	(1,053,053)	1,053,053	16.72
Exercised	—	(540,934)	1.00
Forfeited/expired	52,016	(52,016)	4.57
Balance at December 31, 2020	3,742,234	1,974,873	$9.31	7.98	$49,275
Expected to vest		1,315,050	$13.67	9.31	$27,398
Options exercisable		659,823	$1.12	5.34	$21,877

The total fair value of options granted to employees, directors, and advisors that vested during the year ended December 31, 2020 was $271,000 which included $191,000 for options granted to employees and directors and $80,000 for options granted to advisors. The total fair value of options that vested during the year ended December 31, 2019 was $183,000, which included $104,000 for options granted to employees and directors and $79,000 for options granted to advisors.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock underlying all options that were in-the-money at December 31, 2020. The aggregate intrinsic value of options exercised was $18.0 million and $39,000 during the year ended December 31, 2020 and 2019, respectively, determined as of the date of option exercise. As of December 31, 2020, there was $3.9 million of total unrecognized compensation cost related to unvested stock options. The Company expects to recognize this cost over a remaining weighted-average period of 1.75 years. The Company utilizes newly issued shares to satisfy option exercises.

Stock options outstanding and exercisable consisted of the following at December 31, 2020:

	Employees and Directors		Non-employees
Exercise Price ($)	Shares Outstanding	Shares Exercisable	Shares Outstanding	Shares Exercisable
0.16	75,660	75,660	12,610	12,610
0.48	162,353	162,353	—	—
1.00	—	—	37,830	37,830
1.04	70,931	70,931	31,525	31,525
1.19	52,045	46,685	34,677	34,677
1.31	63,050	63,050	—	—
1.35	294,760	40,139	116,642	63,837
1.49	31,525	10,508	—	—
17.00	737,052	10,015	195,453	—
22.22	29,618	—	—	—
23.79	1,400	—	—	—
29.41	27,742	—	—	—
Total	1,546,136	479,341	428,737	180,479

Restricted Stock Award Activity

In 2018, the Company issued a restricted stock award (“RSA”) to an advisor under the 2014 Plan. The restricted stock award vests over three years and requires continued service to the Company during the vesting period. The vesting provisions of individual awards may vary as approved by the board of directors. If continued service terminates for any reason, the Company has the right to repurchase the unvested shares for no consideration. Shares subject to repurchase as of December 31, 2020 and December 31, 2019 were 4,204 shares and 8,407 shares, respectively, all of which were related to non-employee RSAs.

A summary of RSA activity for the year ended December 31, 2020 was as follows:

	Share Equivalent	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2019	8,407	1.35
Granted	—	—
Vested	(4,203)	1.35
Non-vested at December 31, 2020	4,204	$1.35

Employee Stock Purchase Plan

In August 2020, the Company’s board of directors adopted the 2020 Employee Stock Purchase Plan (“ESPP”) which became effective in September 2020. Under the ESPP, eligible employees can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. The ESPP provides for offering periods of six months in duration with one purchase period per offering period beginning May 18 and November 18 of each year. The first ESPP offering period commenced in September 2020 upon the Company’s Registration Statement becoming effective and will end May 18, 2021. Participants in an offering period will be granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the first day of the offering period or (ii) the end of each purchase period within the offering period. A maximum of 5,000 shares of common stock may be purchased by each participant at the purchase date during the offering period. The fair value of the ESPP options granted is determined using the Black-Scholes model and is amortized on a straight-line basis. The number of shares reserved for the ESPP automatically increases each year, beginning on January 1, 2021 by the lesser of (i) 646,000 shares of common stock, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the board no later than the last day of the immediately preceding fiscal year. As of December 31, 2020, 323,000 shares of common stock were reserved for future grants under the ESPP. On January 1, 2021, and additional 324,851 shares of common stock became available for future grants under the ESPP. Stock-based compensation expense recognized during the year ended December 31, 2020 associated with the ESPP was not material.

13. Income Taxes

Components of Income and Income Tax

The Company did not record a provision (benefit) for income taxes for the years ended December 31, 2020 and 2019. Net loss is attributable to the following tax jurisdictions (in thousands):

	Year Ended December 31,
	2020	2019
United States	$(19,969)	$(5,161)
Foreign	14	—
Net Loss	$(19,955)	$(5,161)

The provision for income taxes differs from the amount expected by applying the federal statutory rates to the net loss before taxes as follows:

	Year Ended December 31,
	2020	2019
Federal statutory income tax rate	21.0%	21.0%
Non-deductible expenses and others	0.2	(0.6)
Non-deductible expense related to the convertible notes and derivative liability	(1.0)	(1.7)
Non-deductible expense related to the grant liability	(0.1)	(0.3)
Tax credits	1.5	2.2
Change in valuation allowance	(21.6)	(20.6)
Effective income tax rate	—%	—%

Deferred Tax Assets and Liabilities

The components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$8,090	$3,911
Research and development tax credit carryforwards	1,011	716
Accrued liabilities	295	90
Stock-based compensation	106	82
Operating lease liability	210	—
Other	72	3
Total deferred tax assets	9,784	4,802
Deferred tax liabilities:
Right of use asset	(197)	—
Prepaid expenses and other	(489)	(12)
Total deferred tax liabilities	(686)	(12)
Less valuation allowance	(9,098)	(4,790)
Net deferred tax assets	$—	$—

Deferred income taxes reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, and operating losses and tax credit carryforwards. The Company considers a number of factors concerning the realizability of its net deferred tax assets, including its history of operating losses, the nature of the deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible, all of which require significant judgment. As of December 31, 2020, the Company has recorded a full valuation allowance on its net deferred tax assets as the Company has concluded that it is not more likely than not that such losses or credits will be utilized. The valuation allowance increased by $4.3 million and $1.1 million during 2020 and 2019, respectively.

At December 31, 2020, the Company has federal net operating loss and tax credit carryforwards of $9.4 million and $1.3 million, respectively, which expire over a period of 11 to 17 years. Net operating loss carryforwards of $29.1 million were generated after 2017, and therefore do not expire.

Uncertain Tax Positions

The Company files federal income tax returns. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years prior to 2016. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward and may make adjustments to the amount of the net operating loss or credit carryforward amount. The Company is not currently under examination in any jurisdiction.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for uncertain tax positions were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Beginning balance	$239	$200
Additions for tax positions taken in the current year	98	39
Ending balance	$337	$239

If the unrecognized tax benefits for uncertain tax positions as of December 31, 2020 are recognized, there will be no impact to the effective tax rate due to the valuation allowance. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated financial statements. At December 31, 2020, there were no material interest and penalties on uncertain tax benefits. The Company does not anticipate any significant changes to its unrecognized tax benefits in the next 12 months.

14. Employee Benefit Plans

The Company has a 401(k) Plan for all of its employees. The 401(k) Plan allows eligible employees to defer, at the employee’s discretion, up to 100% of their pretax compensation up to the Internal Revenue Service annual limit. The Company did not make any matching contributions for the years ended December 31, 2020 or 2019.

15. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2020	2019
Convertible preferred stock on an as-converted basis	—	2,617,386
Unvested RSAs	4,204	8,407
Stock options to purchase common stock	1,974,873	1,514,770
Employee stock purchase plan	3,995	—
Common stock warrants	—	3,310
Total	1,983,072	4,143,873

16. Subsequent Events

On January 20, 2021, the Company’s registration statement on Form S-1 (File No. 333-252192) for its follow-on public offering of common stock was declared effective by the Securities and Exchange Commission. On January 25, 2021, the Company issued and sold 4,000,000 shares of common stock in the follow-on public offering at a public offering price of $22.50 per share, resulting in net proceeds of $84.1 million after deducting underwriting discounts and commissions and offering expenses paid by the Company.

In February 2021, the Company sold an additional 600,000 shares of common stock to the underwriters of the follow-on public offering upon full exercise of the underwriters’ option to purchase additional shares at the follow-on public offering price of $22.50 per share, less underwriting discounts and commissions and offering costs resulting in net proceeds to use of approximately $12.7 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Management’s annual report on internal control over financial reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in internal control

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information regarding our executive officers and directors as of December 31, 2020:

Name	Age	Position
Executive Officers
Leen Kawas, Ph.D.	35	President, Chief Executive Officer and Director
Glenna Mileson	62	Chief Financial Officer and Corporate Secretary
Mark Litton, Ph.D.	52	Chief Operating Officer
Hans Moebius, M.D, Ph.D.	64	Chief Medical Officer
Kevin Church, Ph.D.	36	Vice President of Discovery
Non-Employee Directors
Tadataka Yamada, M.D.(2)(3)	75	Chairman of the Board
Joseph Edelman(2)(3)	65	Director
John M. Fluke, Jr.(1)(3)	78	Director
James A. Johnson(1)(2)	64	Director
Barbara Kosacz(3)	63	Director
Kelly A. Romano(1)	58	Director

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating and corporate governance committee

Executive Officers

Leen Kawas, Ph.D., has served as our chief executive officer and as a member of our board of directors since January 2014. Previously, Dr. Kawas served as our vice president. Dr. Kawas serves on multiple boards, including the Washington Governor’s Life Science Advisory Board, Scientific Review Board for the Alzheimer’s Drug Discovery Foundation, and Alzheimer’s Association – Washington Chapter Board. She also served as the co-chair of the International Alzheimer's Association Business Consortium. Dr. Kawas earned a Ph.D. in molecular pharmacology from Washington State University in 2011 and a pharmacy degree from the University of Jordan in 2008. We believe Dr. Kawas’s scientific and professional training, her instrumental role in building Athira Pharma, Inc., and her extensive understanding of our business, operations and strategy qualify her to serve on our board of directors.

Glenna Mileson has served as our chief financial officer since October 2015. Before she served as our chief financial officer, Ms. Mileson provided outsourced financial management services to us as a partner at B2B CFO Partners LLC. While at B2B CFO Partners LLC from May 2008 until July 2020, Ms. Mileson also provided financial management services to a variety of mid-size companies, including to Precision Genome Engineering, Inc. (Pregenen), a biotech company developing gene editing and cell signaling technologies, from 2012 to 2014. Before that, Ms. Mileson held a variety of accounting and finance leadership positions including vice president of finance at POP, a marketing and advertising company, from 2006 to 2008 and chief financial officer/director of finance at DDB Seattle, an advertising firm owned by Omnicom Group Inc., from 1997 to 2006. Ms. Mileson began her career as an auditor and information systems consultant with Laventhol & Horwath, a national public accounting firm, where she earned certification as a certified public accountant. Ms. Mileson earned a B.A. in business administration from the University of Washington in 1980.

Mark Litton, M.B.A., Ph.D., has served as our chief operating officer since July 2019. Prior to joining Athira Pharma, Inc., Dr. Litton served as the president and chief operating officer of Alpine Immune

Sciences, Inc., a publicly traded biotechnology company, from August 2018 to April 2019. Dr. Litton served as the chief business officer, treasurer, and secretary from 2004 to 2018 of Alder BioPharmaceuticals, Inc., a publicly traded biopharmaceutical company co-founded by Dr. Litton in 2004, which was acquired by Lundbeck A/S in October 2019. From 1999 to 2004, Dr. Litton served as vice president of business development for Celltech Group, where he was responsible for securing, commercializing, and partnering on numerous novel discoveries and therapeutic programs. In 1999, Dr. Litton joined Celltech Group as an employee of Chiroscience Group plc and was later promoted to vice president of business development after Chiroscience’s merger with Celltech Group in 1999. From 1997 to 1999, Dr. Litton served as the manager of business development for Ribozyme Pharmaceuticals Inc. (now Sirna Therapeutics, Inc.), a biopharmaceutical company and wholly owned subsidiary of Alnylam Pharmaceuticals, Inc., where he helped form relationships with Eli Lilly and Company, Roche Bioscience and GlaxoWellcome plc (now GlaxoSmithKline plc) a biopharmaceutical company. From 1991 to 1994, Dr. Litton served as a research associate for DNAX Research Institute, a research facility of Schering-Plough (now Merck & Co., a publicly traded pharmaceutical company). Dr. Litton earned a Ph.D. in immunology from Stockholm University in 1997, an M.B.A. from Santa Clara University in 1994 and a B.S. in biochemistry from the University of California Santa Cruz in 1990.

Hans Moebius, M.D., Ph.D., has served as our chief medical officer since April 2019. Prior to joining Athira Pharma, Inc., Dr. Moebius co-founded Exciva GmbH, a company focusing on targeted drug rescue, and served as its chief executive officer and chief medical officer from 2016 to 2019, and again as acting chief medical officer from April 2020 to September 2020. Dr. Moebius also served as scientific advisory board member at Rodin Therapeutics from October 2016 until the company was sold to Alkermes in December 2019. At Rodin Therapeutics, he also served as acting chief medical officer from December 2016 to April 2018. Prior to that, Dr. Moebius served as executive vice president of clinical research at CHASE Pharmaceuticals, until the company was acquired by Allergan in 2016. Dr. Moebius earned his Ph.D. in experimental pharmacology from the University of Heidelberg in 1983 and a B.S. in chemistry from the University of Kaiserslautern, Germany, in 1976. Dr. Moebius completed his medical studies at the Karls University of Heidelberg in 1982 and was board certified in neurology and psychiatry after completion of residencies at the Goethe University Frankfurt/Main from 1986-1991. During his research tenure at the Max-Planck-Institute for Brain Research from 1984-1986, he lectured in neuropathology and neuroscience. Dr. Moebius also holds the European Certificate in Pharmaceutical Medicine (ECPM) from the EUCOR Universities Basel/Switzerland, Freiburg/Germany and Strasbourg/France.

Kevin Church, Ph.D., has served in various roles at Athira since 2016, including research scientist, director of discovery, now as vice president of discovery. Dr. Church has research experience in diverse fields of study including neurodegenerative diseases, wound healing, and cancer. Dr. Church earned his Ph.D. in molecular biosciences from Washington State University in 2016, and prior to that earned his B.S. in microbiology from the University of Idaho in 2006. While in graduate school, Dr. Church was recognized for excellence in his graduate teaching assistantships. Dr. Church’s graduate work primarily focused on the development of novel therapeutics for the treatment of pancreatic cancer, but also included research relating to the treatment of diabetic ulcers and neurodegenerative diseases such as Parkinson’s disease dementia and Alzheimer’s disease.

Non-Employee Board of Directors

Tadataka Yamada, M.D., has served on our board of directors since June 2019 and as the chair of our board of directors since January 2020. He is also a venture partner at Frazier Healthcare and co-founder of, and currently serves on the board of directors for, Phathom Pharmaceuticals, Passage Bio, Scout Bio, and Outpost Medicine. Dr. Yamada also serves on the board of directors of Agilent Technologies, Inc., as board of directors chair at the Clinton Health Access Initiative and is a member of the Council of the National Academy of Medicine. He is also a fellow of the Imperial College of Medicine, a master of the American College of Physicians, a fellow of the Royal College of Physicians, a member of the American Academy of Arts and Sciences and a past-president of the American Gastroenterological Association and the Association of American Physicians. Previously, Dr. Yamada held executive leadership roles at Takeda Pharmaceuticals, the Bill and Melinda Gates Foundation, GlaxoSmithKline, and at the University of Michigan in Ann Arbor. Dr. Yamada received his M.D. from New York University School of Medicine in 1971 and a B.A. in history from Stanford University 1967. In recognition of his contributions to medicine and science he has been elected to membership in the National Academy of Medicine (U.S.), the Academy of Medical Sciences (U.K.) and the National Academy of Medicine (Mexico). He has been awarded the Order of the Rising Sun, Gold and Silver Star by the Government of Japan, received an honorary appointment as Knight Commander of the Most Excellent Order of the British Empire (KBE), and been conferred the degree of D.Sc. h.c. from five universities. He has also been the recipient of numerous awards including the Distinguished Achievement Award in Gastrointestinal Physiology from the American Physiological Society, the Friedenwald Medal from the American Gastroenterological Association, and the Watanabe Prize in Translational Research from Indiana University and Eli Lilly & Co. We believe that Dr. Yamada’s extensive background in medical and biopharmaceutical research, as well as his service as a director or officer of other healthcare companies, qualifies him to serve as chair of our board of directors.

Joseph Edelman has served on our board of directors since May 2020. Mr. Edelman is founder, chief executive officer, and portfolio manager of Perceptive Advisors. Prior to founding Perceptive Advisors, Mr. Edelman was a senior analyst at Aries Fund, a Paramount Capital Asset Management biotechnology hedge fund, from 1994 through 1998. Prior to that position, Mr. Edelman was a senior biotechnology analyst at Prudential Securities from 1990 to 1994. Mr. Edelman started his career in the healthcare sector of the securities industry as a biotechnology analyst at Labe, Simpson from 1987 to 1990. Mr. Edelman earned an M.B.A. from New York University in 1986 and a B.A., magna cum laude, in psychology from the University of California San Diego in 1978. We believe Mr. Edelman’s experience as a board member and investor in many successful biotechnology companies qualifies him to serve on our board of directors.

John M. Fluke, Jr. has served on our board of directors since December 2014. Mr. Fluke is chairman of Fluke Capital Management, L.P., which he founded in 1976, and was chairman and chief executive officer of the John Fluke Manufacturing Co. until 1990. Mr. Fluke previously served on the boards of PACCAR Inc., CellCyte Genetics Corporation, Cell Therapeutics, Primus International, and American Seafoods Group. Mr. Fluke is a current trustee of the Greater Seattle Chamber of Commerce (formerly serving as its chairman) and previously served as chairman of the Washington State China Relations Council and a trustee emeritus of the Museum of Flight. He also previously served as chairman of the Washington Technology Center at the University of Washington, which is an organization responsible for managing technology transfers from public universities in Washington state to the private sector for commercialization. Mr. Fluke has also served as chairman of the trustees of Junior Achievement of Washington and president of the Seattle Council of Boy Scouts of America. Mr. Fluke earned an M.S. in electrical engineering from Stanford University in 1966 and a B.S. in electrical engineering from the University of Washington in 1964. We believe Mr. Fluke’s extensive leadership experience and background as an investor in many successful companies qualifies him to serve on our board of directors.

James A. Johnson has served on our board of directors since August 2020. Mr. Johnson previously served as the chief financial officer of Nohla Therapeutics, a cell therapy company. Prior to Nohla, Mr. Johnson served for five years as the chief financial officer of NanoString Technologies, a publicly held provider of life science tools for translational research and molecular diagnostics. During his tenure as chief financial officer at NanoString, Mr. Johnson oversaw strategic and corporate finance activities from private stage through the company’s initial public offering and additional rounds of financing, marking the third initial public offering in his career as a chief financial officer. Prior to joining NanoString, Mr. Johnson served as chief financial officer of Relypsa, Inc., a clinical-stage biopharmaceutical company. Prior to Relypsa, Mr. Johnson served for nearly 10 years as chief financial officer of ZymoGenetics, Inc., until the company was acquired by Bristol-Myers Squibb in October 2010. Previously, he served for seven years as chief financial officer of Targeted Genetics Corporation (now Armata Pharmaceuticals) and as Vice President of Finance at Immunex Corporation during its evolution from product development to commercial operations. Mr. Johnson received a B.A. in business administration from the University of Washington in 1979. We believe Mr. Johnson’s depth of experience in the biopharmaceuticals industry, including as chief financial officer of a number of publicly traded biopharmaceutical companies, qualifies him to serve on our board of directors.

Barbara Kosacz has served on our board of directors since March 2021. Ms. Kosacz has served as chief operating officer and general counsel at Kronos Bio, Inc., a clinical-stage biopharmaceutical company, since July 2020. Prior to joining Kronos Bio, Ms. Kosacz was a partner at Cooley LLP from January 1997 to December 2000, and again from February 2002 until July 2020, where she led the international life sciences practice. Ms. Kosacz has more than 25 years of experience in counseling clients in the life sciences arena, ranging from early stage startups to larger public companies, venture funds, investment banks, and non-profit institutions. She has served as a member of the BIO Emerging Companies’ Section Governing Board, is a member of the Board of Trustees of the Keck Graduate Institute, an advisory board member of Locust Walk Partners, and has been a speaker at multiple life sciences-related conferences, as well as guest lecturer at the University of California, Berkeley, and Stanford University about biotechnology law, biotech business models, corporate partnering negotiations and deal structures, and bioethics. Recognized by Best Lawyers in America since 2008 and most recently as Biotechnology Lawyer of the Year in 2018, Ms. Kosacz was listed as a “leading lawyer” for healthcare and life sciences in the 2018 Legal 500, as a “Band 1” attorney in the 2018 edition of Chambers USA: America’s Leading Lawyers for Business and recognized as a “highly recommended transactions” lawyer by IAM Patent 1000 for her “nearly three decades advising diverse companies in the industry at a deeply strategic and commercial level and overseeing their most complex and profitable deals.” Ms. Kosacz is a member of the board of directors of Xoma Corp., a public biotechnology company, and Locust Walk Acquisition Corp., a blank check company formed for the purpose of acquiring or merging with one or more businesses. Ms. Kosacz received her B.A. from Stanford University and her J.D. from the University of California, Berkeley School of Law. We believe Ms. Kosacz’s extensive experience as an advisor to life sciences companies qualifies her to serve on our board of directors.

Kelly A. Romano has served on our board of directors since December 2020.  Ms. Romano brings over 30 years of executive operating experience in technology, with a background in commercial buildings and aerospace. Ms. Romano is the chief executive officer of BlueRipple Capital, LLC, a consultancy firm she founded in May 2018. In addition to her role at BlueRipple Capital, LLC, Ms. Romano is an operating partner at AE Industrial Partners. Ms. Romano has also served as senior advisory partner at Sand Oak Capital Partners, LLC, a private equity firm focused on industrial and manufacturing investments, since May 2016. Previously, she spent 32 years working at United Technologies Corp. (UTC) in various positions of increasing responsibility, most recently as president of intelligent building technologies in UTC Building & Industrial Systems. Ms. Romano is also a member of several boards of directors, including UGI Corporation and Dorman Products, Inc., and is co-chair of the board of directors at Potter Electric Signal. Ms. Romano holds a bachelor's degree in business administration from the State University of New York at Buffalo, an MBA degree from Syracuse University, and is a graduate of the Northwestern University Kellogg School of Management's Corporate Board Governance Executive Program, as well as senior executive programs at Darden School of Management, University of Virginia. We believe Ms. Romano’s executive operating experience and aptitude for understanding growing companies qualifies her to serve on our board of directors.

Board Committees

Our board of directors has an audit committee, a compensation committee and a nominating and corporate governance committee. The audit committee composition and responsibilities are described below.

Audit Committee

The members of our audit committee are Messrs. Johnson and Fluke and Ms. Romano, each of whom is a non-employee member of our board of directors. Our audit committee chairman, Mr. Johnson, is our audit committee financial expert, as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002, and possesses financial sophistication, as defined under the rules of the Nasdaq Global Select Market. Our audit committee oversees our corporate accounting and financial reporting process and assists our board of directors in monitoring our financial systems. Our audit committee operates under a written charter that specifies its duties and responsibilities and satisfies the applicable listing standards of the Nasdaq Global Select Market. Our board of directors has determined that each of Messrs. Johnson and Fluke and Ms. Romano is independent for audit committee purposes, as that term is defined in the rules of the SEC and the applicable Nasdaq rules, and have sufficient knowledge in financial and auditing matters to serve on the audit committee.

Our audit committee:

•	selects, retains, compensates, evaluates, oversees and, where appropriate, terminates our independent registered public accounting firm;
•	reviews and approves the scope and plans for the audits and the audit fees and approves all non-audit and tax services to be performed by the independent audit;
•	evaluates the independence and qualification of the independent registered public accounting firm;
•	reviews internal controls and integrity of financial statements;
•	reviews financial information presentation, earnings press releases and guidance;
•	oversees the design, implementation and performance of our internal audit function, if any;
•	sets hiring policies with regard to the hiring of employees and former employees of our independent auditor and oversees compliance with such policies;
•	reviews, approves and monitors related party transactions;
•	adopts and oversees procedures to address complaints regarding accounting, internal accounting controls or auditing matters;
•	reviews and discusses with our management and the independent auditor our compliance with various laws;
•	reviews and discusses with management our independent auditor guidelines and policies to identify, monitor, and address enterprise risks;
•	engages independent legal, accounting and other advisors;
•	provides appropriate funding for compensation to independent registered accounting firm, advisors and related expenses; and
•	reviews the adequacy of the audit committee charter and recommend any proposed changes to our board of directors.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on the investor section of our website.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely on our review of Forms 3, 4 and 5 and amendments thereto filed electronically with the SEC by the reporting persons, and written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2020, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements applicable to them with the exception of a Form 3 due on September 17, 2020 but filed by Mr. Fluke on September 18, 2020.

Item 11. Executive Compensation.

Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the subsection titled “— 2019 – 2020 Summary Compensation Table” below. For 2020, our “named executive officers” and their positions were as follows:

•	Leen Kawas, Ph.D., our president and chief executive officer;
•	Hans Moebius, M.D., Ph.D., our chief medical officer; and
•	Glenna Mileson, our chief financial officer.

2019 – 2020 Summary Compensation Table

The following table represents information regarding the total compensation awarded to, earned by or paid to our named executive officers for the years ended December 31, 2020 and December 31, 2019.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(2)	Bonus ($)(3)	All Other Compensation ($)	Total ($)
Leen Kawas, Ph.D., President	2020	349,372	642,570	357,100(3)	—	1,349,042
and Chief Executive Officer	2019	284,999	—	—	2,016(6)	287,015
Hans Moebius, M.D., Ph.D., Chief Medical Officer	2020	218,859(1)	593,430	190,220(4)	15,979(7)	1,018,488
Glenna Mileson, Chief Financial Officer	2020	199,445	291,375	218,200(5)	—	709,020

(1)	Represents $121,724 of consulting fees earned and paid prior to Dr. Moebius joining us as chief medical officer in September 2020 and salary of $97,135 earned and paid following his hiring.
(2)

In accordance with SEC rules, amounts in this column reflect the aggregate grant date fair value of stock options granted during 2019 and 2020 computed in accordance with Accounting Standards Codification (ASC) Topic 718, rather than the amounts paid or realized by the named executive officer. We provide information regarding the assumptions used to calculate the value of all stock options made to our named executive officers in Note 12 to our audited financial statements included elsewhere in this report.

(3)

Represents (i) a discretionary bonus payment of $357,000 in recognition of Company and individual performance in the year ended December 31, 2020, including the advancement of our product candidates, completion of certain financings and other corporate achievements, and (ii) a $100 payment made in consideration of Dr. Kawas’s entry into a non-disclosure and confidentiality agreement with us in 2020.

(4)

Represents (i) a discretionary bonus payment of $190,120 in recognition of Company and individual performance in the year ended December 31, 2020, including the advancement of our product candidates, completion of certain financings and other corporate achievements, and (ii) a $100 payment made in consideration of Dr. Moebius’s entry into a non-disclosure and confidentiality agreement with us in 2020.

(5)

Represents (i) a discretionary bonus payment of $215,600 in recognition of Company and individual performance in the year ended December 31, 2020, including the advancement of our product candidates, completion of certain financings and other corporate achievements, (ii) a bonus payment of $2,500 paid in connection with the closing of our Series B financing in the second quarter of 2020, and (iii) a $100 payment made in consideration of Ms. Mileson’s entry into a non-disclosure and confidentiality agreement with us in 2020.

(6)	Represents reimbursements paid to Dr. Kawas to cover parking fees.
(7)	Represents monthly stipends paid to Dr. Moebius to defray the costs associated with mandatory and elective benefits contributions in Switzerland, where he is located.

Outstanding Equity Awards at December 31, 2020

The following table shows grants of stock options to each of our named executive officers outstanding at December 31, 2020.

		Number of Securities Underlying Unexercised Options
Name	Vesting Commencement Date	Exercisable (#)	Unexercisable (#)	Option Exercise Prices ($)	Option Expiration Date
Leen Kawas, Ph.D.	1/20/2014	25,220	—	0.16	08/28/2024
	08/29/2014	50,440	—	0.16	08/28/2024
	10/24/2015	151,320	—	0.48	10/23/2025
	12/01/2017	63,050	—	1.31	01/21/2023
	01/01/2019	10,508	27,017(3)	1.49	12/17/2023
	08/26/2020	—	209,956(1)	17.00	09/16/2030
Hans Moebius, M.D., Ph.D.	04/01/2019	6,305	6,305(2)	1.35	06/25/2029
	06/01/2019	7,881	23,644(1)	1.35	08/14/2029
	08/26/2020	—	145,015(1)	17.00	09/16/2030
Glenna Mileson	01/01/2019	—	12,610(3)	1.35	12/17/2028
	08/26/2020	—	95,205(1)	17.00	09/16/2030

(1)	Stock option vests over four years, with 1/4 vesting on each anniversary of the vesting commencement date, subject to continued service with us through the applicable vesting date.
(2)	Stock option vests over two years, with 1/2 vesting on each anniversary of the vesting commencement date, subject to continued service with us through the applicable vesting date.
(3)

Stock option vests over three years, with 1/3 vesting on each anniversary of the vesting commencement date, subject to continued service with us through the applicable vesting date. The stock option will accelerate vesting as to 100% of the unvested shares subject thereto upon the earlier of a change in control or a termination without “cause” and other than due to death or “disability” (as such terms are defined in our 2014 Equity Incentive Plan).

Executive Employment Arrangements

Each of our named executive officers has executed our standard form of confidential information, invention assignment and arbitration agreement.

Dr. Leen Kawas

In September 2020, we entered into a confirmatory employment letter with Dr. Kawas, our president and chief executive officer. The confirmatory employment letter has no specific term and provides that Dr. Kawas is an at-will employee and supersedes all prior employment agreements between Dr. Kawas and us. The confirmatory employment letter provides for an annual base salary of $510,000 effective upon our initial public offering and, for the 2020 fiscal year, an annual target cash incentive payment equal to 50% of her annual base salary.

Dr. Hans Moebius

In September 2020, we entered into an employment letter agreement with Dr. Moebius, our chief medical officer. The employment agreement has no specific term and provides that Dr. Moebius is an at-will employee, as defined under applicable law, and supersedes any prior employment or other service agreements between Dr. Moebius and us. Dr. Moebius’ employment letter agreement provides for an annual base salary of $339,500 effective upon our initial public offering and, for the 2020 fiscal year, an annual target cash incentive payment equal to 40% of his annual base salary. In addition, Dr. Moebius will receive a monthly stipend of $4,625 to defray the costs associated with mandatory and elective benefits contributions in Switzerland, where he is located.

Glenna Mileson

In September 2020, we entered into a confirmatory employment letter with Ms. Mileson, our chief financial officer.  The confirmatory employment letter has no specific term and provides that Ms. Mileson is an at-will employee and supersedes all prior employment agreements between Ms. Mileson and us.  The confirmatory offer letter provides for an annual base salary of $385,000 effective upon our initial public offering and, for the 2020 fiscal year, an annual target cash incentive payment equal to 40% of her annual base salary.

The option agreement governing the terms of Ms. Mileson’s option award granted on December 18, 2018, under our 2014 Equity Incentive Plan, with a vesting commencement date of January 1, 2019, provides for 100% vesting of unvested shares subject to the option upon the earlier of a change in control or a termination of Ms. Mileson’s employment without “cause” and other than due to her death or “disability” (as such terms are defined in our 2014 Equity Incentive Plan).

Change in Control and Severance Agreements

In September 2020, we entered into change in control and severance agreements with Dr. Kawas, Dr. Moebius, and Ms. Mileson, which agreements provide for certain severance and change in control benefits as described below.

If the employment of a named executive officer with whom we have entered into a change in control and severance agreement is terminated outside the period beginning one month prior to the date of a change in control and ending 12 months following that change in control (the Change in Control Period) either (1) by the company without “cause” (excluding by reason of death or disability) or (2) by the named executive officer for “good reason” (as such terms are defined in the named executive officer’s change in control and severance agreement), the named executive officer will receive the following benefits if such named executive officer timely signs and does not revoke a release of claims in our favor:

•

a lump-sum payment equal to 9 months (or 12 months in the case of Dr. Kawas) of the named executive officer’s annual base salary as in effect immediately prior to such termination (or if such termination is due to a resignation for good reason based on a material reduction in base salary, then as in effect immediately prior to the reduction); and

•

for named executive officers other than Dr. Moebius, payment of premiums for coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (COBRA), for the named executive officer and his or her eligible dependents, if any, for up to 9 months for Ms. Mileson or up to 12 months for Dr. Kawas.

If, during the Change in Control Period, the employment of a named executive officer with whom we have entered into a change in control and severance agreement is terminated either (1) by the company without cause (excluding by reason of death or disability) or (2) by the named executive officer for good reason, the named executive officer will receive the following benefits if the named executive officer timely signs and does not revoke a separation agreement and release of claims in our favor:

•

a lump-sum payment equal to 12 months (or 18 months in the case of Dr. Kawas) of the named executive officer’s annual base salary as in effect immediately prior to such termination (or if such termination is due to a resignation for good reason based on a material reduction in base salary, then as in effect immediately prior to the reduction) or if greater, at the level in effect immediately prior to the change in control;

•

a lump-sum payment equal to 100% (or 150% in the case of Dr. Kawas) of the named executive officer’s target annual bonus as in effect for the fiscal year in which such termination occurs or if greater, at the level in effect, immediately prior to the change in control;

•

for named executive officers other than Dr. Moebius, payment of premiums for coverage under COBRA for the named executive officer and the named executive officer’s eligible dependents, if any, for up to 12 months for Ms. Mileson or up to 18 months for Dr. Kawas; and

•

100% accelerated vesting and exercisability of all Company equity awards with service-based vesting (but that are not subject to performance-based vesting) that are outstanding and unvested as of the date of the qualifying termination.

In addition, the change in control and severance agreement provides for 100% accelerated vesting and exercisability of Company equity awards granted under our 2014 Equity Incentive Plan and held by such named executive officer to the extent such awards are not assumed or substituted for by the successor corporation in a change in control.

If any of the amounts provided for under these change in control and severance agreements or otherwise payable to Dr. Kawas, Dr. Moebius or Ms. Mileson would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and could be subject to the related excise tax, the named executive officer would be entitled to receive either full payment of benefits or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to the named executive officer. The change in control and severance agreements do not require us to provide any tax gross-up payments.

Under the change in control and severance agreement, ”cause” generally means the named executive officer’s: indictment or conviction of any felony or any crime involving dishonesty or moral turpitude; participation in any fraud against us or other dishonesty which is not the result of an innocent or inadvertent mistake by the named executive officer with respect to us; willful violation of his or her obligations to us after there has been delivered to the named executive officer a written demand for performance from the board of directors; continued violation or breach of any material written company policy, agreement with the us, or any statutory or fiduciary duty to us after we have delivered to the named executive officer a written notification of such violation or breach; or damaging or misappropriating or attempting to damage or misappropriate any of our property, including intellectual property.

Under the change in control and severance agreement, “good reason” generally means that the named executive officer resigns from the company within 30 days following the end of our cure period (discussed below) as a result of any of the following that occurs without his or her consent: a material reduction in the named executive officer’s duties or responsibilities that is inconsistent with his or her position, provided that a mere change of title alone will not constitute such a material reduction; the requirement that the named executive officer change his or her principal office to a facility that increases his or her commute by more than 40 miles from his or her commute to the location at which the named executive officer was employed prior to such change; or a material reduction in base salary or, for named executive officers other than Dr. Moebius, a material reduction in his or her employee benefits (other than (1) in connection with a general decrease in salary (or employee benefits, as applicable) of all similarly situated employees, and (2) following our change in control, to the extent necessary to make his or her salary (or employee benefits, as applicable) commensurate with those of our other employees or our successor entity or parent entity who are similarly situated with him or her).  For a resignation to qualify as “good reason,” the named executive officer also must provide written notice within 90 days following the initial existence of the good reason condition, and we must have failed to materially remedy such event within 30 days after receipt of such notice.

Executive Incentive Compensation Plan

In August 2020, our board of directors adopted our Executive Incentive Compensation Plan. Our Executive Incentive Compensation Plan is administered by our board of directors or a committee appointed by our board of directors. Unless and until our board of directors determines otherwise, our compensation committee will administer our Executive Incentive Compensation Plan. Our Executive Incentive Compensation Plan allows us to grant incentive awards, generally payable in cash, to employees selected by the administrator, including our named executive officers, based upon any performance goals that may be established by the administrator.

Under our Executive Incentive Compensation Plan, the administrator will determine any performance goals applicable to an award, which goals may include, without limitation, attainment of research and development milestones; sales bookings; business divestitures and acquisitions; capital raising; cash flow; cash position; contract awards or backlog; corporate transactions; customer renewals; customer retention rates from an acquired company, subsidiary, business unit or division; earnings (which may include any calculation of earnings, including but not limited to earnings before interest and taxes, earnings before taxes, earnings before interest, taxes, depreciation and amortization and net taxes); earnings per share; expenses; financial milestones; gross margin; growth in stockholder value relative to the moving average of the S&P 500 Index or another index; internal rate of return; leadership development or succession planning; license or research collaboration arrangements; market share; net income; net profit; net sales; new product or business development; new product invention or innovation; number of customers; operating cash flow; operating expenses; operating income; operating margin; overhead or other expense reduction; patents; procurement; product defect measures; product release timelines; productivity; profit; regulatory milestones or regulatory-related goals; retained earnings; return on assets; return on capital; return on equity; return on investment; return on sales; revenue; revenue growth; sales results; sales growth; savings; stock price; time to market; total stockholder return; working capital; unadjusted or adjusted actual contract value; unadjusted or adjusted total contract value; and individual objectives such as peer reviews or other subjective or objective criteria. The performance goals may differ from participant to participant and from award to award. The administrator also may determine that a target award or portion of a target award will not have a performance goal associated with it but instead will be granted, if at all, as determined by the administrator.

The administrator of our Executive Incentive Compensation Plan, in its sole discretion and at any time, may increase, reduce or eliminate a participant’s actual award, and/or increase, reduce or eliminate the amount allocated to any bonus pool for a particular performance period. The actual award may be below, at or above a participant’s target award, in the discretion of the administrator. The administrator may determine the amount of any reduction on the basis of such factors as it deems relevant, and the administrator is not required to establish any allocation or weighting with respect to the factors it considers.

Actual awards generally will be paid in cash (or its equivalent) only after they are earned, and, unless otherwise determined by the administrator, a participant must be employed with us through the date the actual award is paid. The administrator of our Executive Incentive Compensation Plan reserves the right to settle an actual award with a grant of an equity award under our then-current equity compensation plan, which equity award may have such terms and conditions, including vesting, as determined by the administrator. Payment of awards occurs as soon as administratively practicable after they are earned, but no later than the dates set forth in our Executive Incentive Compensation Plan.

Awards under our Executive Incentive Compensation Plan are subject to any clawback policy of ours, which we may be required to adopt from time to time to comply with applicable laws. The administrator also may impose such other clawback, recovery or recoupment provisions with respect an award under our Executive Incentive Compensation Plan as the administrator determines necessary or appropriate, including for example, reduction, cancellation, forfeiture or recoupment upon a termination of a participant’s employment for cause.  Certain participants may be required to reimburse us for certain amounts paid under an award under our Executive Incentive Compensation Plan in connection with certain accounting restatements we may be required to prepare due to our material noncompliance with any financial reporting requirements under applicable securities laws, as a result of misconduct.

The administrator of our Executive Incentive Compensation Plan has the authority to amend, alter, suspend or terminate our Executive Incentive Compensation Plan, provided such action does not impair the existing rights of any participant with respect to any earned awards. Our Executive Incentive Compensation Plan will remain in effect until terminated in accordance with its terms.

Director Compensation

Prior to our initial public offering, we did not have a formal policy with respect to compensation payable to our non‑employee directors for their service as directors. From time to time, we have granted equity awards to attract them to join our board of directors and for their continued service on our board of directors.  We also have reimbursed our directors for expenses associated with attending meetings of our board of directors and its committees.

2020 Director Compensation

The following table provides information regarding compensation of our non-employee directors for service as directors for the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Tadataka Yamada, M.D.(2)	23,714	110,777	134,491
Joseph Edelman(3)	12,571	82,385	94,956
John M. Fluke(4)	13,285	85,644	98,929
James A. Johnson(5)	15,714	82,075	97,789
Joseph Harding(6)	—	74,412	74,412
Kelly A. Romano(7)	1,518	582,382	583,900

(1)

In accordance with SEC rules, the amount in this column reflects the aggregate grant date fair value of stock options granted during 2020 computed in accordance with Accounting Standards Codification (ASC) Topic 718, rather than the amount paid or realized by the director. We provide information regarding the assumptions used to calculate the value of all stock options granted to our directors in Note 12 to our audited financial statements included elsewhere in this report.

(2)	Dr. Yamada became a member of our board of directors in June 2019. As of December 31, 2020, Dr. Yamada held stock options to purchase 109,707 shares of our common stock.
(3)	Mr. Edelman became a member of our board of directors in May 2020. As of December 31, 2020, Mr. Edelman held stock options to purchase 27,742 shares of our common stock.
(4)	Mr. Fluke became a member of our board of directors in December 2014. As of December 31, 2020, Mr. Fluke held stock options to purchase 56,745 shares of our common stock.
(5)	Mr. Johnson became a member of our board of directors in August 2020. As of December 31, 2020, Mr. Johnson held stock options to purchase 27,742 shares of our common stock.
(6)	Dr. Harding resigned from our board of directors in August 2020. As of December 31, 2020, Dr. Harding held stock options to purchase 25,220 shares of our common stock.
(7)	Ms. Romano was appointed to our board of directors in December 2020. As of December 31, 2020, Ms. Romano held stock options to purchase 27,742 shares of our common stock.

In 2020, our compensation committee retained Radford, a third-party compensation consultant, to provide our board of directors and its compensation committee with an analysis of publicly available market data and assistance in determining compensation to be provided to our non‑employee directors on and after the effective date of the registration statement relating to our initial public offering. Based on the discussions with and assistance from Radford, in September 2020 our board of directors adopted, and our stockholders approved, an Outside Director Compensation Policy providing for certain compensation to our non‑employee directors on and after September 17, 2020.

Cash Compensation

The Outside Director Compensation Policy provides for the following cash compensation program for our non‑employee directors starting on September 17, 2020:

•	$35,000 per year for service as a non‑employee director;
•	$30,000 per year for service as chair of the board of directors;
•	$15,000 per year for service as chair of the audit committee;
•	$7,500 per year for service as a member of the audit committee;
•	$10,000 per year for service as chair of the compensation committee;

•	$5,000 per year for service as a member of the compensation committee;
•	$8,000 per year for service as chair of the nominating and corporate governance committee; and
•	$4,000 per year for service as a member of the nominating and corporate governance committee.

Each non‑employee director who serves as a committee chair receives only the cash retainer fee as the chair of the committee but not the cash retainer fee as a member of that committee. These fees to our non‑employee directors are paid quarterly in arrears on a prorated basis. Under our Outside Director Compensation Policy, we also reimburse our non‑employee directors for reasonable travel expenses to attend meetings of our board of directors and its committees. The above-listed fees for service as chair or members of committees are payable in addition to the non-employee director retainer.

Equity Compensation

IPO Award.  Pursuant to our Outside Director Compensation Policy, each then-serving non-employee director received, on September 17, 2020, an award, or the IPO Award, of stock options to purchase 27,742 shares of our common stock. For each non-employee director other than Mr. Johnson, each IPO Award vests in equal installments as to 1/36th of the shares of our common stock subject to the IPO Award on a monthly basis following the IPO Award’s grant date, on the same day of the month as the grant date, subject to continued services to us through the applicable vesting dates. Mr. Johnson’s IPO Award vests in equal installments as to 1/36th of the shares of our common stock subject to the IPO Award on a monthly basis following August 26, 2020, the date Mr. Johnson joined our board of directors, on the same day of the month, subject to his continued service to us through the applicable vesting dates.

Initial Award.  Pursuant to our Outside Director Compensation Policy, each person who first becomes a non‑employee director after September 17, 2020 will receive, on the first trading day on or after the date that the person first becomes a non‑employee director, an initial award (or, the Initial Award) of stock options to purchase 27,742 shares of our common stock.  The Initial Award vests in equal installments as to 1/36th of the shares of our common stock subject to the Initial Award on a monthly basis following the Initial Award’s grant date, on the same day of the month as the grant date, subject to continued services to us through the applicable vesting dates. If the person was a member of our board of directors and also an employee, then becoming a non‑employee director due to termination of employment will not entitle the person to an Initial Award.

Annual Award.  Each non‑employee director who has completed at least six months of continuous service as a non‑employee director automatically receives, on the first trading day immediately after the date of each annual meeting of our stockholders that occurs following September 17, 2020, an annual award (or, the Annual Award) of stock options to purchase 13,871 shares of our common stock. Each Annual Award vests on the earlier of the one-year anniversary of the grant date, or the day immediately before the day of the next annual meeting of our stockholders that occurs after the grant date of the Annual Award, subject to continued services to us through the applicable vesting date.

Change in Control.  In the event of our change in control, as defined in our 2020 Equity Incentive Plan, each non‑employee director’s then outstanding equity awards covering shares of our common stock will accelerate vesting in full, provided that he or she remains a non‑employee director through the date of our change in control.

Other Award Terms.  Each IPO Award, Initial Award and Annual Award will be granted under our 2020 Equity Incentive Plan (or its successor plan, as applicable) and form of award agreement under such plan. These awards will have a maximum term to expiration of 10 years from their grant and a per share exercise price equal to 100% of the fair market value of a share of our common stock on the award’s grant date.

Director Compensation Limits.  Our Outside Director Compensation Policy provides that in any fiscal year, a non‑employee director may be paid cash compensation and granted equity awards with an aggregate value of no more than $500,000 (with the value of equity awards based on their grant date fair value determined in accordance with U.S. Generally Accepted Accounting Principles for purposes of this limit), with such limit increased to $750,000 for the fiscal year of his or her initial service as a non‑employee director.  Equity awards granted or other compensation provided to a non‑employee director while he or she was an employee or consultant (other than a non‑employee director), or granted or provided prior to the effective date of the registration statement relating to our initial public offering, do not count toward this annual limit.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2020. All outstanding awards relate to our common stock.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1)
Equity compensation plans approved by security holders:
2014 Equity Incentive Plan	983,605	$1.04	—
2020 Equity Incentive Plan	991,268	$17.51	3,742,234
2020 Employee Stock Purchase Plan	—	—	323,000
Total	1,974,873		4,065,234
(1)

Our 2020 Equity Incentive Plan includes provisions providing for an annual increase in the number of securities available for future issuance on the first day of each fiscal year, equal to the least of: (a) 3,230,000 shares; (b) 5% of the outstanding shares of common stock as of the last day of the immediately preceding fiscal year; and (c) such lesser number of shares determined by the board of directors. Our 2020 Employee Stock Purchase Plan includes provisions providing for an annual increase in the number of securities available for future issuance on the first day of each fiscal year, equal to the least of: (a) 1% of the outstanding shares of common stock on the first day of such fiscal year; (b) 646,000 shares; and (c) such lesser number of shares determined by the board of directors.

Equity Compensation Plan Information

2014 Equity Incentive Plan

Our board of directors adopted our 2014 Equity Incentive Plan, or our 2014 Plan, on August 29, 2014, and our stockholders approved our 2014 Plan on March 3, 2015. Our 2014 Plan was terminated prior to our initial public offering and we will not grant any additional awards under our 2014 Plan. However, our 2014 Plan will continue to govern the terms and conditions of the outstanding awards granted under our 2014 Plan prior to its termination.

Our 2014 Plan allows for the grant of incentive stock options, within the meaning of Section 422 of the Code, nonstatutory stock options, stock appreciation rights, restricted stock awards and restricted stock units (each, an “award”) to eligible employees, directors and consultants.

Authorized Shares

As of December 31, 2020, no shares of our common stock were reserved for issuance under our 2014 Plan. As of December 31, 2020, there were stock options covering 983,605 shares of our common stock and restricted stock awards covering 12,610 shares of our common stock outstanding under our 2014 Plan, and no stock appreciation rights or restricted stock units outstanding under our 2014 Plan.

Plan Administration

Our board of directors or a committee thereof appointed by our board of directors administers the 2014 Plan. The administrator has authority and discretion to administer our 2014 Plan and to control its operation, including the authority to construe and interpret the terms of our 2014 Plan and the awards granted under it, determine the terms of awards, including the recipients, the number of shares subject to each award and the vesting schedule. The administrator may amend awards to reduce the exercise price of any outstanding options or stock appreciation rights, or provide that outstanding options or stock appreciation rights may be cancelled in exchange for awards of the same type (granted under the 2014 Plan or another equity plan of ours covering the same or different number of shares), restricted stock or restricted stock unit awards and/or cash or other consideration.

Stock Options

Stock options have been granted under our 2014 Plan. The term of an option is stated in the applicable award agreement, but may not exceed 10 years from the grant date. The administrator determines the exercise price of options, which generally may not be less than 100% of the fair market value of our common stock on the grant date, except as provided for in the 2014 Plan. The administrator determines the method of payment of the exercise price as well as the period of time after a participant’s termination of service during which the participant may exercise his or her option, which generally must be at least 30 days (or at least six months in the event of the participant’s termination of service due to death or disability) following such termination of service.  Vested options generally terminate immediately if a participant’s continuous service terminates due to “cause” (as defined in the 2014 Plan) unless the participant’s award agreement provides otherwise.  In no event will an option remain exercisable beyond its original term. If a participant does not exercise his or her option within the time specified in the award agreement, the option will terminate.

Restricted Stock

Restricted stock awards have been granted under our 2014 Plan. Restricted stock awards are grants of shares of our common stock subject to transfer restrictions and a risk of forfeiture that lapses in accordance with a vesting schedule determined by the administrator and set forth in the applicable award agreement. Upon termination of the participant’s service, any shares that have not vested may be reacquired by us through a forfeiture condition or repurchase right.  During any period of restriction, to the extent provided in an applicable award agreement, a participant holding shares of restricted stock will be entitled to receive all dividends provided that such dividends may be subject to any vesting restrictions applicable to the shares of restricted stock to which they relate.

Transferability of Awards

Our 2014 Plan generally does not allow for the transfer of awards except by will or the laws of descent and distribution, and only the recipient of an award may exercise an option or stock appreciation right during his or her lifetime.

Certain Adjustments

In the event of certain changes in our capitalization, in order to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the 2014 Plan, the administrator will make proportionate adjustments to the number and class of shares that may be delivered under the 2014

Plan, the class and number of shares that may be issued on the exercise of incentive stock options, and the number, class and price of shares covered by each outstanding award. The administrator’s determination regarding such adjustments will be final, binding and conclusive.

Dissolution or Liquidation

In the event of our dissolution or liquidation, all awards will terminate immediately prior to the completion of such proposed transaction.

Corporate Transactions

Our 2014 Plan provides that in the event of our merger or other corporate transaction (as defined in our 2014 Plan) and except as otherwise provided in the award agreements, the administrator may provide that outstanding awards may be assumed or continued, substituted with equivalent awards, accelerated as to its vesting to a date prior to the corporate transaction and terminated if not exercised (if applicable), cancelled without consideration to the extent not vested or exercised, or cancelled in exchange for a payment equal to the value of property the participant would have received upon exercise of the award less the exercise price payable in connection with such exercise.  The administrator need not take the same action with respect to all awards or with respect to all participants.

Amendment and Termination

Our board of directors has the authority to amend, suspend or terminate our 2014 Plan at any time.  No amendment, suspension or termination of our 2014 Plan will impair the rights of a participant, unless mutually agreed otherwise between the participant and the administrator in writing. As noted above, our 2014 Plan was terminated in connection with our initial public offering, and we will not grant any additional awards under our 2014 Plan.

2020 Equity Incentive Plan

In August 2020, our board of directors adopted, and in September 2020 our stockholders approved, our 2020 Equity Incentive Plan, or, the 2020 Plan. The 2020 Plan became effective on the business day immediately prior to the effective date of our registration statement related to our initial public offering. Our 2020 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (or, the Code), to our employees and any of our parent or subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, and performance awards to our employees, directors and consultants and any of our parent or subsidiary corporations’ employees and consultants.

Authorized Shares

As of December 31, 2020, the number of shares of our common stock reserved for issuance pursuant to our 2020 Plan equals 4,733,502 shares of common stock. In addition, the number of shares reserved for issuance under our 2020 Plan includes shares of our common stock subject to awards granted under our 2014 Plan that, after the date the 2014 Plan is terminated, are terminated, cancelled, expire, or otherwise terminate without having been exercised in full or are forfeited to or repurchased by us, provided that the maximum number of shares that may be added to the 2020 Plan pursuant to this sentence is 1,950,834 shares. The number of shares available for issuance under our 2020 Plan includes an annual increase on the first day of each of our fiscal years for a period of ten years, beginning with our fiscal year 2021, equal to the least of:

•	3,230,000 shares;
•	Five percent (5%) of the outstanding shares of all classes of our common stock as of the last day of the immediately preceding fiscal year; and

•	such number of shares as our board of directors may determine no later than the last day of our immediately preceding fiscal year.

On January 1, 2021, 1,624,259 shares were automatically added to the shares authorized under our 2020 Plan.

Shares issuable under our 2020 Plan will be authorized, but unissued, or reacquired shares of our common stock. If an award expires or becomes unexercisable without having been exercised in full, is surrendered pursuant to an exchange program (as described below), or, with respect to restricted stock, restricted stock units, or performance awards, is forfeited to or repurchased due to failure to vest, the unpurchased shares (or for awards other than stock options or stock appreciation rights, the forfeited or repurchased shares) will become available for future grant or sale under the 2020 Plan. With respect to stock appreciation rights, only the net shares actually issued will cease to be available under the 2020 Plan and all remaining shares under stock appreciation rights will remain available for future grant or sale under the 2020 Plan. Shares that have actually been issued under the 2020 Plan under any award will not be returned to the 2020 Plan; except if shares issued pursuant to awards of restricted stock, restricted stock units, or performance awards are repurchased or forfeited, such shares will become available for future grant under the 2020 Plan. Shares used to pay the exercise price of an award or satisfy the tax liabilities or withholding obligations related to an award will become available for future grant or sale under the 2020 Plan. To the extent an award is paid out in cash rather than shares, such cash payment will not result in a reduction in the number of shares available for issuance under the 2020 Plan.

Plan Administration

Our board of directors or one or more committees appointed by our board of directors have authority to administer our 2020 Plan. The compensation committee of our board of directors currently administers our 2020 Plan. In addition, if we determine it is desirable to qualify transactions under our 2020 Plan as exempt under Rule 16b-3 of the Exchange Act, such transactions will be structured to satisfy the requirements for exemption under Rule 16b-3. Subject to the provisions of our 2020 Plan, the administrator has the power to administer our 2020 Plan and make all determinations deemed necessary or advisable for administering the 2020 Plan, including but not limited to, the power to determine the fair market value of our common stock, select the service providers to whom awards may be granted, determine the number of shares covered by each award, approve forms of award agreements for use under the 2020 Plan, determine the terms and conditions of awards (including, but not limited to, the exercise price, the time or times at which awards may be exercised, any vesting acceleration or waiver or forfeiture restrictions and any restriction or limitation regarding any award or the shares relating thereto), construe and interpret the terms of our 2020 Plan and awards granted under it, prescribe, amend and rescind rules relating to our 2020 Plan, including creating sub-plans, modify or amend each award, and allow a participant to defer the receipt of payment of cash or the delivery of shares that otherwise would be due to such participant under an award. The administrator also has the authority to allow participants the opportunity under an exchange program to transfer outstanding awards granted under the 2020 Plan to a financial institution or other person or entity selected by the administrator, and to institute an exchange program by which outstanding awards granted under the 2020 Plan may be surrendered or cancelled in exchange for awards of the same type, which may have a higher or lower exercise price and/or different terms, awards of a different type and/or cash, or by which the exercise price of an outstanding award granted under the 2020 Plan is increased or reduced. The administrator’s decisions, interpretations and other actions are final and binding on all participants and will be given the maximum deference permitted by applicable law.

Stock Options

Stock options may be granted under our 2020 Plan. The exercise price of options granted under our 2020 Plan must be equal to at least 100% of the fair market value of a share of our common stock on the date of grant. The term of an option may not exceed ten years. With respect to any participant who owns more than 10% of the voting power of all classes of our (or any of our parent’s or subsidiary’s) outstanding stock, the term of an incentive stock option granted to such participant must not exceed five years and the per share exercise price must equal at least 110% of the fair market value of a share of our common stock on the grant date. The administrator may grant incentive stock options under the 2020 Plan for a period of ten years from the earlier of the date our board of directors approves the 2020 Plan or the date that our stockholders approve the 2020 Plan. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, certain shares, cashless exercise, net exercise, as well as other types of consideration permitted by applicable law. After the termination of service of an employee, director or consultant, he or she may exercise his or her option for the period of time stated in his or her option agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the option will remain exercisable for six months. In all other cases, in the absence of a specified time in an award agreement, the option will remain exercisable for three months following the termination of service. An option, however, may not be exercised later than the expiration of its term. Subject to the provisions of our 2020 Plan, the administrator determines the terms of options.

Stock Appreciation Rights

Stock appreciation rights may be granted under our 2020 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of our common stock between the exercise date and the date of grant. The term of a stock appreciation right may not exceed ten years. After the termination of service of an employee, director or consultant, he or she may exercise his or her stock appreciation right for the period of time stated in his or her stock appreciation rights agreement. In the absence of a specified time in an award agreement, if termination is due to death or disability, the stock appreciation rights will remain exercisable for six months. In all other cases, in the absence of a specified time in an award agreement, the stock appreciation rights will remain exercisable for three months following the termination of service. However, in no event may a stock appreciation right be exercised later than the expiration of its term. Subject to the provisions of our 2020 Plan, the administrator determines the terms of stock appreciation rights, including when such rights become exercisable and whether to pay any increased appreciation in cash or with shares of our common stock, or a combination thereof, except that the per-share exercise price for the shares to be issued pursuant to the exercise of a stock appreciation right will be no less than 100% of the fair market value per share on the date of grant.

Restricted Stock

Restricted stock may be granted under our 2020 Plan. Restricted stock awards are grants of shares of our common stock that may vest in accordance with terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee, director or consultant and, subject to the provisions of our 2020 Plan, will determine the terms and conditions of such awards. The administrator may impose whatever vesting conditions (if any) it determines to be appropriate (for example, the administrator may set restrictions based on the achievement of specific performance goals or continued service to us), and the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant, unless the administrator provides otherwise. Shares of restricted stock that do not vest are subject to our right of repurchase or forfeiture.

Restricted Stock Units

Restricted stock units may be granted under our 2020 Plan. Restricted stock units are bookkeeping entries representing an amount equal to the fair market value of one share of our common stock. Subject to the provisions of our 2020 Plan, the administrator determines the terms and conditions of restricted stock units, including any vesting criteria and the form and timing of payment. The administrator may set vesting criteria based upon the achievement of company-wide, divisional, business unit, or individual goals (including, but not limited to, continued employment or service), applicable federal or state securities laws or any other basis determined by the administrator in its discretion. The administrator, in its sole discretion, may pay earned restricted stock units in the form of cash, shares, or a combination of both. Notwithstanding the foregoing, the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed.

Performance Awards

Performance awards may be granted under the 2020 Plan.  Performance awards are awards that may be earned in whole or in part on the attainment of performance goals or other vesting criteria that the administrator may determine, and that may be denominated in cash or stock. Each performance award will have an initial value that is determined by the administrator. Subject to the terms and conditions of the 2020 Plan, the administrator determines the terms and conditions of performance awards, including any vesting criteria and the form and timing of payment. The administrator may set vesting criteria based upon the achievement of company-wide, divisional, business unit, or individual goals (including, but not limited to, continued employment or service), applicable federal or state securities laws or any other basis determined by the administrator in its discretion. The administrator, in its sole discretion, may pay earned performance awards in the form of cash, shares, or a combination of both. Notwithstanding the foregoing, the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed.

Outside Directors

All outside (non-employee) directors are eligible to receive all types of awards (except for incentive stock options) under our 2020 Plan. In September 2020, our board of directors adopted and our stockholders approved a formal Outside Director Compensation Policy pursuant to which our outside directors are eligible to receive certain equity awards under our 2020 Plan. Our 2020 Plan provides that in any given fiscal year, no outside director may be granted awards (the value of which is based on their grant date fair value) under our 2020 Plan and be provided any other compensation (including without limitation any cash retainers and fees) that in the aggregate exceed $500,000, provided that in the fiscal year of the individual’s initial service as an outside director, such amount is increased to $750,000. The grant date fair values of awards granted under our 2020 Plan will be determined according to U.S. Generally Accepted Accounting Principles. Any awards or other compensation provided to an individual for his or her services as an employee or a consultant (other than an outside director), or prior to the effective date of the registration statement related to our initial public offering, will not count toward this limit. This maximum limit provision does not reflect the intended size of any potential grants or a commitment to make grants to our outside directors under our 2020 Plan in the future.

Non-Transferability of Awards

Unless the administrator provides otherwise, our 2020 Plan generally does not allow for the transfer of awards other than by will or the laws of descent and distribution, and only the recipient of an award may exercise an award during his or her lifetime. If the administrator makes an award transferrable, such award will contain such additional terms and conditions as the administrator deems appropriate.

Certain Adjustments

In the event of certain changes in our capitalization, such as a dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, reclassification, repurchase or exchange of our shares or other securities or other change in our corporate structure affecting our shares (other than ordinary dividends or other ordinary distributions), to prevent diminution or enlargement of the benefits or potential benefits available under our 2020 Plan, the administrator will adjust the number and class of shares that may be delivered under our 2020 Plan and/or the number, class and price of shares covered by each outstanding award and any numerical share limits set forth in our 2020 Plan.

Dissolution or Liquidation

In the event of our proposed liquidation or dissolution, the administrator will notify participants as soon as practicable and all awards will terminate immediately prior to the consummation of such proposed transaction.

Merger or Change in Control

Our 2020 Plan provides that in the event of our merger or change in control, as defined in our 2020 Plan, each outstanding award will be treated as the administrator determines, without a participant’s consent. The administrator may provide that awards granted under the 2020 Plan will be assumed or substituted by substantially equivalent awards, be terminated immediately before the merger or change in control, become vested and exercisable or payable and be terminated in connection with the merger or change in control, be terminated in exchange for cash, other property or other consideration or any combination of the above. The administrator is not required to treat all awards, all awards held by a participant, all portions of awards, or all awards of the same type, similarly.

If a successor corporation or its parent or subsidiary does not assume or substitute an equivalent award for any outstanding award (or a portion of such award), then such award (or its applicable portion) will fully vest, all restrictions on such award (or its applicable portion) will lapse, all performance goals or other vesting criteria applicable to such award (or its applicable portion) will be deemed achieved at 100% of target levels and such award (or its applicable portion) will become fully exercisable, if applicable, for a specified period prior to the transaction, unless specifically provided otherwise under the applicable award agreement or other written agreement with the participant. The award (or its applicable portion) will then terminate upon the expiration of the specified period of time. If an option or stock appreciation right is not assumed or substituted, the administrator will notify the participant that such option or stock appreciation right will be exercisable for a period of time determined by the administrator in its sole discretion and the option or stock appreciation right will terminate upon the expiration of such period.

If an outside director’s awards are assumed or substituted for in our merger or change in control and the service of such outside director is terminated (other than upon his or her voluntary resignation that does not include a resignation at the request of the acquirer) on or following the merger or change in control, all such awards will fully vest, all restrictions on such awards will lapse, all performance goals or other vesting criteria applicable to such awards will be deemed achieved at 100% of target levels and such awards will become fully exercisable, if applicable, unless specifically provided otherwise under the applicable award agreement or other written agreement with the outside director.

Clawback

Awards are subject to any clawback policy of ours, which we may establish and/or amend from time to time to comply with applicable laws. The administrator also may specify in an award agreement that the participant’s rights, payments and benefits with respect to an award will be subject to reduction, cancellation, forfeiture or recoupment upon the occurrence of certain specified events. Our board of directors may require a participant to forfeit, return or reimburse us all or a portion of the award and any amounts paid under the award in order to comply with any clawback policy of ours or applicable laws.

Amendment; Termination

The administrator has the authority to amend, suspend or terminate our 2020 Plan, provided such action does not materially impair the rights of any participant unless mutually agreed otherwise. Our 2020 Plan will remain in effect until terminated in accordance with its terms.

2020 Employee Stock Purchase Plan

In August 2020, our board of directors adopted, and in September 2020 our stockholders approved, our 2020 Employee Stock Purchase Plan, or the ESPP. Our ESPP became effective one business day immediately before the effective date of the registration statement related to our initial public offering.

Authorized Shares

As of December 31, 2020, the maximum number of shares of our common stock available for issuance under our ESPP equals 323,000 shares of our common stock. In addition, the number of shares reserved for issuance under our ESPP includes an annual increase in the number of shares of our common stock available for issuance under our ESPP on the first day of each of our fiscal years beginning with our fiscal year 2021, in an amount equal to the least of:

•	646,000 shares;
•	one percent (1%) of the outstanding shares of all classes of our common stock on the last day of our immediately preceding fiscal year; and
•	such other number of shares as our board of directors may determine as of no later than the last day of our immediately preceding fiscal year.

On January 1, 2021, 324,851 shares were automatically added to the shares authorized under our ESPP. Shares issuable under the ESPP will be authorized, but unissued, or reacquired shares of our common stock.

Plan Administration

Our board of directors or a committee appointed by our board of directors may administer the ESPP.  Our compensation committee currently administers our ESPP. The administrator has full and exclusive discretionary authority to construe, interpret, and apply the terms of the ESPP, delegate ministerial duties to any of our employees, designate separate offerings under the ESPP, designate our subsidiaries as participating in the ESPP, determine eligibility, adjudicate all disputed claims filed under the ESPP and establish procedures that it deems necessary or advisable for the administration of the ESPP, including, but not limited to, adopting such procedures, sub-plans, and appendices to the enrollment agreement as are necessary or appropriate to permit participation in the ESPP by employees who are non‑U.S. nationals or employed outside the U.S. The administrator’s findings, decisions, and determinations are final and binding on all participants to the maximum extent permitted by law.

Eligibility

Generally, any of our employees are eligible to participate in our ESPP if they are customarily employed by us or any of our participating subsidiaries for at least 20 hours per week and more than five months in any calendar year.  The administrator, in its discretion, before an enrollment date for all options granted on such enrollment date in an offering, may determine that an employee who (1) has not completed at least two years of service (or a lesser period of time determined by the administrator) since the employee’s last hire date, (2) customarily works not more than 20 hours per week (or a lesser period of time determined by the administrator), (3) customarily works not more than five months per calendar year (or a lesser period of time determined by the administrator), (4) is a highly compensated employee within the meaning of Code Section 414(q), or (5) is a highly compensated employee within the meaning of Code Section 414(q) with compensation above a certain level or who is an officer or subject to disclosure requirements under Section 16(a) of the Exchange Act, is or is not eligible to participate in an offering.  However, an employee may not be granted an option to purchase stock under our ESPP if the employee (1) immediately after the grant, would own stock and/or hold outstanding options to purchase such stock possessing 5% or more of the total combined voting power or value of all classes of our (or any of our parent’s or subsidiary’s) capital stock, or (2) holds rights to purchase stock under all of our employee stock purchase plans that accrue at a rate that exceeds $25,000 worth of stock for each calendar year.

Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of our common stock.  Participation ends automatically upon termination of employment with us.

Offering Periods and Purchase Periods

Our ESPP includes a component, or the 423 Component, that is intended to qualify as an “employee stock purchase plan” under Code Section 423, and a component that does not comply with Code Section 423, or the Non‑423 Component.  For purposes of this summary, a reference to our ESPP generally will mean the terms and operations of the 423 Component. Our ESPP provides for consecutive six-month offering periods. Each offering period will have one purchase period with the same duration as the offering period. The offering periods are scheduled to begin on the first trading day on or after May 18th and November 18th of each year, except for the first offering period, which began on the first trading day on or after the effective date of the registration statement relating to our initial public offering and ends on the first trading day on or after May 18, 2021. The administrator is authorized to change the duration of future offering periods and purchase periods under our ESPP, including the starting and ending dates of offering periods and purchase periods and the number of purchase periods in any offering period, provided that no offering period will have a duration exceeding 27 months. If the fair market value of a share of our common stock on a purchase date is less than the fair market value on the first trading day of the offering period, participants in that offering period will be withdrawn from that offering period following their purchase of shares on that purchase date and automatically will be enrolled in a new offering period.

Contributions

Our ESPP permits participants to purchase shares of our common stock through payroll deductions of up 15% of their eligible compensation, which includes a participant’s base straight time gross earnings but excludes payments for overtime and shift premium, incentive compensation, bonuses, commissions, equity compensation, and other similar compensation.

Exercise of Purchase Right

Amounts deducted and accumulated by a participant under our ESPP are used to purchase shares of our common stock at the end of each purchase period.  The purchase price of the shares will be 85% of the lower of (1) the fair market value of a share of our common stock on the first trading day of the offering period and (2) the fair market value of a share of our common stock on the exercise date.  A participant is permitted to purchase a maximum of 5,000 shares during each offering period.

Non‑transferability

A participant may not transfer the contributions credited to his or her ESPP account or rights granted under our ESPP, other than by will or the laws of descent and distribution.

Certain Adjustments

Our ESPP provides that if any dividend or other distribution (whether in the form of cash, our common stock, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split‑up, spin‑off, combination, reclassification, repurchase, or exchange of our common stock or other securities of ours, or other change in our corporate structure affecting our common stock occurs (other than any ordinary dividends or other ordinary distributions), the administrator will make adjustments to the number and class of shares that may be delivered under our ESPP and/or the purchase price per share and number of shares covered by each option granted under our ESPP that has not yet been exercised, and the numerical share limits under our ESPP.  In the event of our proposed dissolution or liquidation, any offering period in progress will be shortened by setting a new purchase date and will terminate immediately before the completion of such proposed transaction, unless determined otherwise by the administrator.

Merger or Change in Control

In the event of our merger or change in control, as defined in our ESPP, a successor corporation may assume or substitute for each outstanding option.  If the successor corporation does not assume or substitute for the options, the offering period then in progress will be shortened, and a new exercise date will be set to occur before the date of the proposed merger or change in control. The administrator will notify each participant that the exercise date has been changed and that the participant’s option will be exercised automatically on the new exercise date unless prior to such date the participant has withdrawn from the offering period.

Amendment and Termination

The administrator has the authority to modify, amend, suspend, or terminate our ESPP except that, subject to certain exceptions described in our ESPP, no such action may adversely affect any outstanding rights to purchase shares of our common stock under our ESPP. Our ESPP will terminate automatically 20 years after the ESPP’s adoption by our board of directors.

401(k) Plan

We maintain a 401(k) retirement savings plan for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Our 401(k) plan provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. Under our 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code and the applicable limits under the 401(k) plan on a pre-tax basis, through contributions to the 401(k) plan. All of a participant’s contributions into the 401(k) plan are 100% vested when contributed. The 401(k) plan permits us to make contributions to eligible participants. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock as of February 28, 2021 by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;
•	each of the named executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

The percentage of beneficial ownership prior to our follow-on public offering shown in the table is based upon 37,118,787 shares of common stock outstanding as of February 28, 2021.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules take into account shares of common stock issuable pursuant to the exercise or conversion of stock options or warrants or convertible notes that are either immediately exercisable or convertible or exercisable or convertible on or before the 60th day after February 28, 2021. Certain of the options granted to our named executive officers may be exercised prior to the vesting of the underlying shares. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Athira Pharma, Inc., 18706 North Creek Parkway, Suite 104, Bothell, Washington 98011.

	Shares Beneficially Owned
	Number of Shares	Percentage (%)
5% and Greater Stockholders:
Perceptive Life Sciences Master Fund Ltd.(1)	3,425,916	9.2
Entities affiliated with RTW Investments, LP(2)	2,685,779	7.2
Viking Global Opportunities Illiquid Investments Sub-Master LP(3)	2,120,653	5.7
Named Executive Officers and Directors:
Leen Kawas(4)	1,693,102	4.5
Hans Moebius(5)	20,491	*
Glenna Mileson(6)	88,270	*
Tadataka Yamada(7)	60,037	*
Joseph Edelman(8)	3,431,310	9.2
John M. Fluke, Jr.(9)	156,009	*
James A. Johnson(10)	6,164	*
Barbara Kosacz(11)	—	—
Kelly A. Romano(12)	3,397	*
All directors and executive officers as a group (11 persons)(13)	5,595,626	14.9

*	Represents beneficial ownership of less than 1% of our outstanding common stock.
(1)

Consists of 3,425,916 shares held of record by Perceptive Life Sciences Master Fund Ltd., or Perceptive. The business address of Perceptive is 51 Astor Place, 10th Floor, New York, NY 10003. Perceptive Advisors LLC serves as the investment manager of Perceptive. Joseph Edelman is the managing member of Perceptive Advisors LLC and he may be deemed to beneficially own the shares held by Perceptive.

(2)

Based on the most recently available Schedule 13G filed with the SEC on February 12, 2021. Consists of 2,685,779 shares held of record in the aggregate by RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Venture Fund Limited. RTW Investments, LP has the power to direct the vote and disposition of securities held by RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Venture Fund Limited. Accordingly, RTW Investments, LP may be deemed to be the beneficial owner of such securities. Roderick Wong, M.D. has the power to direct the vote and disposition of the securities held by RTW Investments, LP. Dr. Wong is the managing member of RTW Investments GP, LLC, which is the general partner of RTW Investments, LP. Dr. Wong disclaims beneficial ownership of the shares held by RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., and RTW Venture Fund Limited, except to the extent of his pecuniary interest therein. The address and principal office of RTW Investments, LP and Dr. Wong is 40 10th Avenue, Floor 7, New York, NY 10014.

(3)

Based on the most recently available Schedule 13G/A filed with the SEC on February 12, 2021. Consists of 2,120,653 shares held of record by Viking Global Opportunities Illiquid Investments Sub-Master LP, or Opportunities Fund. Opportunities Fund has the authority to dispose of and vote the shares directly owned by it, which power may be exercised by its general partner, Viking Global Opportunities Portfolio GP LLC, or Opportunities GP, and by Viking Global investors LP, or VGI, which provides managerial services to Opportunities Fund. O. Andreas Halvorsen, David C. Ott and Rose Shabet, as Executive Committee members of Viking Global Partners LLC (the general partner of VGI) and Opportunities GP, have shared authority to direct the voting and disposition of investments beneficially owned by VGI and Opportunities GP. The business address of the Opportunities Fund is c/o Viking Global Investors LP, 55 Railroad Avenue, Greenwich, CT 06830.

(4)

Consists of 264,810 shares held of record by Hamdan Family GST Trust, 1,117,246 shares held of record by Dr. Kawas and options to purchase 311,046 shares that are exercisable within 60 days of February 28, 2021.

(5)	Consists of options to purchase 20,491 shares that are exercisable within 60 days of February 28, 2021.
(6)	Consists of 81,965 shares held by Ms. Mileson and options to purchase 6,305 shares that are exercisable within 60 days of February 28, 2021.
(7)	Consists of options to purchase 60,037 shares that are exercisable within 60 days of February 28, 2021.
(8)	Consists of the shares referenced in footnote (1) above and options to purchase 5,394 shares that are exercisable within 60 days of February 28, 2021.
(9)

Consists of 6,731 shares held of record by Fluke Capital Management, L.P., 143,884 shares held by Mr. Fluke, and options to purchase 5,394 shares that are exercisable within 60 days of February 28, 2021.

(10)	Consists of options to purchase 6,164 shares that are exercisable within 60 days of February 28, 2021.
(11)	Ms. Kosacz did not join our board until March 4, 2021.
(12)	Consists of 315 shares held by Ms. Romano and options to purchase 3,082 shares that are exercisable within 60 days of February 28, 2021.
(13)	Consists of 5,165,103 shares held of record and options to purchase 430,523 shares that are exercisable within 60 days of February 28, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions since January 1, 2019 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors, promoters or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements which are described under the section of this report titled “Executive Compensation.”

Related-Person Transactions Policy

We have a formal, written policy that our executive officers, directors (including director nominees), holders of more than 5% of any class of our voting securities and any member of the immediate family of or any entities affiliated with any of the foregoing persons, are not permitted to enter into a related-person transaction with us without the prior approval or, in the case of pending or ongoing related-person transactions, ratification of our audit committee. For purposes of our policy, a related-person transaction is a transaction, arrangement or relationship where we were, are or will be involved and in which a related-person had, has or will have a direct or indirect material interest.

Certain transactions with related persons, however, are exempted from pre-approval including, but not limited to:

•	compensation of our executive officers and directors that is otherwise disclosed in our public filings with the SEC;
•	compensation, benefits and other transactions available to all of our employees generally;
•	transactions where a related-person’s interest derives solely from his or her service as a director of another entity that is a party to the transaction;
•	transactions where a related-person’s interest derives solely from his or her ownership of less than 10% of the equity interest in another entity that is a party to the transaction; and
•	transactions where a related-person’s interest derives solely from his or her ownership of a class of our equity securities and all holders of that class received the same benefit on a pro rata basis.

No member of the audit committee may participate in any review, consideration or approval of any related-person transaction where such member or any of his or her immediate family members is the related-person. In approving or rejecting the proposed agreement, our audit committee shall consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to:

•	the benefits and perceived benefits to us;
•	the materiality and character of the related-person’s direct and indirect interest;
•	the availability of other sources for comparable products or services;
•	the terms of the transaction; and
•	the terms available to unrelated third parties under the same or similar circumstances.

Sales of Securities

The following table sets forth a summary of the sale and issuance of our securities to related persons since January 1, 2019, other than compensation arrangements which are described under the sections of this report titled “Management—Director Compensation” and “Executive Compensation.” For a description of beneficial ownership see the section of this report titled “Security Ownership of Certain Beneficial Owners and Management.”

	Shares of Series B Convertible Preferred Stock	Principal Amount of Convertible Notes ($)	Shares of Series B-1 Convertible Preferred Stock Issued on Conversion of Convertible Notes	Shares of Common Stock Underlying Warrants
5% stockholders:
Perceptive Life Sciences Master Fund Ltd.	1,644,785			411,196(1)
Entities affiliated with RTW Investments, LP	1,535,131(2)			383,782(3)
Entities affiliated with Franklin Templeton Investments	767,566(4)			191,890(5)
Viking Global Opportunities Illiquid Investments Sub-Master LP	1,096,523			274,130(1)
Executive officers and directors:
Joseph Edelman(6)	1,644,785			411,196(1)
Mark Litton, Ph.D.		250,000(7)	32,815(8)
John M. Fluke, Jr.(9)		50,000	6,731

(1)	This warrant was fully exercised prior to August 26, 2020.
(2)	Consists of an aggregate of 1,535,131 shares of our Series B convertible preferred stock issued to RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Venture Fund Limited.
(3)

Consists of warrants to purchase an aggregate of 383,782 shares of our common stock issued to RTW Innovation Master Fund, Ltd., RTW Master Fund, Ltd., and RTW Venture Fund Limited. Each of these warrants was fully exercised prior to August 26, 2020.

(4)

Consists of 326,344 shares of our Series B convertible preferred stock issued to Franklin Strategic Series – Franklin Biotechnology Discovery Fund and 441,222 shares of our Series B convertible preferred stock issued to Franklin Templeton Investment Funds – Franklin Biotechnology Discovery Fund.

(5)

Consists of warrants to purchase 81,585 shares of our common stock held by Franklin Strategic Series – Franklin Biotechnology Discovery Fund and warrants to purchase 110,305 shares of our common stock held by Franklin Templeton Investment Funds – Franklin Biotechnology Discovery Fund. In connection with the closing of our initial public offering on September 22, 2020, these warrants were automatically net exercised into an aggregate of 190,994 shares of our common stock.

(6)

Consists of 1,644,785 shares of our Series B convertible preferred stock and warrants to purchase 411,196 shares of our common stock issued to Perceptive Life Sciences Master Fund, Ltd, which warrants were fully exercised prior to August 26, 2020. Joseph Edelman is the managing member of Perceptive Advisors LLC, the investment manager of Perceptive Life Sciences Master Fund Ltd., and may be deemed to beneficially own such securities.

(7)

Consists of $100,000 in aggregate principal amount of convertible notes issued jointly to Dr. Litton and Alicia Litton, his wife, and $150,000 in aggregate principal amount of convertible notes issued to the Irrevocable Trust of OSL, the Irrevocable Trust of SWL, and the Irrevocable Trust of WGL, each of which are trusts held for the benefit of Dr. Litton’s children.

(8)

Consists of 13,126 shares of our Series B-1 convertible preferred stock issued jointly to Dr. Litton and Alicia Litton, his wife, and an aggregate 19,689 shares of our Series B-1 convertible preferred stock issued to the Irrevocable Trust of OSL, the Irrevocable Trust of SWL, and the Irrevocable Trust of WGL, each of which are trusts held for the benefit of Dr. Litton’s children.

(9)	Consists of convertible notes and shares of our Series B‑1 convertible preferred stock issued to Fluke Capital Management, L.P., of which John M. Fluke, Jr. has a beneficial ownership interest.

Convertible Notes

From January 2019 to January 2020, we issued and sold $2.6 million in aggregate principal amount of our convertible notes. The notes accrue interest at a rate of 5% per year. Dr. Litton, our chief operating officer, and Alicia Litton, his wife, purchased $100,000 in aggregate principal amount of the notes. In addition, notes in an aggregate principal amount of $150,000 were purchased by the Irrevocable Trust of OSL, the Irrevocable Trust of WGL, and the Irrevocable Trust of SWL, each of which are trusts held for the benefit of Dr. Litton’s children. Fluke Capital Management, L.P., of which John M. Fluke, Jr., a member of our board of directors, has a beneficial ownership interest, also purchased notes in an aggregate principal amount of $50,000. All outstanding notes to purchase our common stock converted into shares of our

Series B-1 convertible preferred stock at a conversion price of $7.752 per share in connection with our Series B financing in May 2020. The Series B financing is described below.

Series B Financing

From May 2020 to June 2020, we issued and sold to investors an aggregate of 9,372,765 shares of Series B convertible preferred stock at $9.12 per share for aggregate proceeds of $85.5 million, an aggregate of 512,858 shares of Series B-1 convertible preferred stock at a conversion price of $7.752 per share upon conversion of outstanding convertible notes, and warrants to purchase 2,343,168 shares of our common stock at an exercise price of $0.08 per share. Perceptive Life Sciences Master Fund Ltd., entities affiliated with RTW Investments, LP, Viking Global Opportunities Illiquid Investments Sub-Master LP, and entities affiliated with Franklin Templeton Investments, are each significant stockholders of the company and participated in the Series B financing. Perceptive Advisors LLC serves as the investment manager of Perceptive Life Sciences Master Fund Ltd. Joseph Edelman, a member of our board of directors, is the managing member of Perceptive Advisors LLC and he may be deemed to beneficially own the shares held by Perceptive Life Sciences Master Fund Ltd.

Initial Public Offering

In September and October 2020, we issued and sold 13,397,712 shares of our common stock (including 1,397,712 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares) in our initial public offering at $17.00 per share for aggregate gross proceeds of $227.8 million. Perceptive Life Sciences Master Fund Ltd., entities affiliated with RTW Investments, LP, Viking Global Opportunities Illiquid Investments Sub-Master LP, and entities affiliated with Franklin Templeton Investments, are each significant stockholders of the company and invested in the initial public offering purchasing 1,058,824, 750,000, 750,000, and 411,764 shares of our common stock, respectively. Perceptive Advisors LLC serves as the investment manager of Perceptive Life Sciences Master Fund Ltd. Joseph Edelman, a member of our board of directors, is the managing member of Perceptive Advisors LLC and he may be deemed to beneficially own the shares held by Perceptive Life Sciences Master Fund Ltd.

Follow-on Public Offering

In January and February 2021, we issued and sold 4,600,000 shares (including 600,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares) of our common stock at a public offering price of $22.50 per share for aggregate gross proceeds of approximately $103.5 million. Perceptive Life Sciences Master Fund Ltd. invested in the follow-on public offering, purchasing 311,111 shares of our common stock. Perceptive Advisors LLC serves as the investment manager of Perceptive Life Sciences Master Fund Ltd. Joseph Edelman, a member of our board of directors, is the managing member of Perceptive Advisors LLC and he may be deemed to beneficially own the shares held by Perceptive Life Sciences Master Fund Ltd

Investors’ Rights Agreement

We have entered into an investors’ rights agreement with certain of our stockholders, including Dr. Kawas, our chief executive officer, Dr. Litton, our chief operating officer, and Fluke Capital Management, L.P., of which John M. Fluke, Jr., a member of our board of directors, has a beneficial ownership interest. In addition, Perceptive Life Sciences Master Fund Ltd., entities affiliated with RTW Investments, LP, Viking Global Opportunities Illiquid Investments Sub-Master LP, and entities affiliated with Franklin Templeton Investments, are each parties to the agreement.  As of the date of this report, the holders of approximately 5,041,842 shares of our common stock, or their transferees, are entitled to rights with respect to the registration of their shares under the Securities Act.

Voting Agreement

Prior to our initial public offering, the election of the members of the board of directors was governed by a voting agreement with certain of our stockholders, including Dr. Kawas, our chief executive officer, and

Perceptive Life Sciences Master Fund Ltd.  The parties to the voting agreement agreed, subject to certain conditions, to vote their shares to elect as directors as follows:

•	one nominee designated by Perceptive Life Sciences Master Fund Ltd.;
•	four nominees, one of which must be our chief executive officer, designated by a majority vote of our common stock;
•	one nominee not otherwise an affiliate of the company designated by Perceptive Life Sciences Master Fund Ltd.; and
•	one nominee not otherwise an affiliate of the company or of any investor, who is mutually acceptable to the other members of the board of directors.

Upon the consummation of our initial public offering, the obligations of the parties to the voting agreement to vote their shares to elect these nominees terminated, and, following such termination, none of our stockholders have any special rights regarding the nomination, election or designation of members of the board of directors.  The certificate of incorporation in effect at the time of our initial public offering contained provisions that corresponded to the voting agreement; however, the certificate of incorporation that became effective immediately prior to the closing of our initial public offering does not include such provisions.

Other Transactions

In April 2016, we issued a promissory note to Dr. Kawas in the aggregate principal amount of $60,000. This note was repaid in full prior to the public filing of the registration statement relating to our initial public offering.

We have entered into employment agreements with our executive officers and change in control and severance agreements with certain of our executive officers.  For a description of these agreements, see the section of this report titled “Executive Compensation – Executive Employment Arrangements.”

We have granted stock options and restricted share awards and issued common stock to our executive officers and to certain of our non-executive directors.  For a description of these grants and issuances, see the section of this report titled “Item 11. Executive Compensation.”

We have entered into indemnification agreements with our directors and executive officers.  These agreements provide for the indemnification of our directors, officers and some employees for certain expenses and liabilities incurred in connection with any action, suit, proceeding or alternative dispute resolution mechanism, or hearing, inquiry or investigation that may lead to the foregoing, to which they are a party, or are threatened to be made a party, by reason of the fact that they are or were a director, officer, employee, agent or fiduciary of us, or any of our subsidiaries, by reason of any action or inaction by them while serving as an officer, director, agent or fiduciary, or by reason of the fact that they were serving at our request as a director, officer, employee, agent or fiduciary of another entity. In the case of an action or proceeding by or in the right of us or any of our subsidiaries, no indemnification will be provided for any claim where a court determines that the indemnified party is prohibited from receiving indemnification. We believe that these indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain directors’ and officers’ liability insurance.

Director Independence

Our common stock is listed on the Nasdaq Global Select Market. Under the rules of the Nasdaq Global Select Market, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of the Nasdaq Global Select Market require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Under the rules of the Nasdaq Global Select Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that, other than Dr. Kawas, none of our directors has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of the Nasdaq Global Select Market. Our board of directors also determined that Messrs. Johnson and Fluke and Ms. Romano, who comprise our audit committee; Dr. Yamada and Messrs. Edelman and Johnson, who comprise our compensation committee; and Dr. Yamada and Messrs. Edelman and Fluke and Ms. Kosacz, who comprise our nominating and corporate governance committee, satisfy the independence standards for those committees established by applicable SEC rules and the rules of the Nasdaq Global Select Market. In making this determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14. Principal Accounting Fees and Services.

We regularly review the services and fees from our independent registered public accounting firm. These services and fees are also reviewed with our audit committee annually. In addition to performing the audit of our financial statements, Ernst & Young, LLP provided various other services during the fiscal years ended December 31, 2020 and December 31, 2019. Our audit committee has determined that Ernst & Young, LLP’s provision of these services, which are described below, does not impair Ernst & Young, LLP’s independence from us. During the years ended December 31, 2020 and December 31, 2019, fees for services provided by Ernst & Young, LLP were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Audit fees(1)	$1,292	$171
Audit-related fees(2)	—	—
Tax fees(3)	20	6
All other fees	—	—
Total fees	$1,312	$177

(1)

Fees for audit services include fees incurred associated with the annual audit, the reviews of the Company’s interim financial information, and services provided in connection with our 2020 initial public offering in 2020.

(2)

Audit-Related Fees include fees billed by Ernst & Young LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. There were no such fees incurred in 2020 or 2019.

(3)	Tax Fees consist of fees for professional services, including tax compliance services and tax advisory services performed by Ernst & Young LLP.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm, the scope of services provided by our independent registered public accounting firm and the fees for the services to be performed. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extend of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

All services related to the fees described in the table above were approved by our audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:
(1)	All financial statements;

See Index to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because the required information was not applicable or was not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or the accompanying notes.

(3)	Exhibits

The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-39503	3.1	November 12, 2020

3.2	Amended and Restated Bylaws of the Company	10-Q	001-39503	3.2	November 12, 2020

4.1	Specimen Common Stock Certificate of the Registrant	S-1/A	333-248428	4.1	September 14, 2020

4.2	Investors’ Rights Agreement, dated May 29, 2020, as amended, by and among the Registrant and the Investors and Key Holders party thereto	S-1/A	333-248428	4.2	September 9, 2020

4.3	Description of Capital Stock

10.1**	Form of Director and Executive Officer Indemnification Agreement	S-1	333-248428	10.1	August 26, 2020

10.2**	2014 Equity Incentive Plan, as amended	S-1/A	333-248428	10.2	September 9, 2020

10.3**	2020 Equity Incentive Plan	S-1/A	333-248428	10.5	September 9, 2020

10.4**	Form of Stock Option Agreement under the 2020 Equity Incentive Plan	S-1/A	333-248428	10.6	September 9, 2020

10.5**	Form of Restricted Stock Award Agreement under the 2020 Equity Incentive Plan	S-1/A	333-248428	10.7	September 9, 2020

10.6**	Form of RSU Agreement under the 2020 Equity Incentive Plan	S-1/A	333-248428	10.8	September 9, 2020

10.7†	Amended and Restated Standard Exclusive Licensing Agreement with Sublicensing Terms, dated October 28, 2015, by and between the Registrant and Washington State University, and amendments thereto	S-1	333-248428	10.9	August 26, 2020

10.8**	2020 Employee Stock Purchase Plan and Form of Subscription Agreement Thereunder	S-1/A	333-248428	10.10	September 9, 2020

10.9	Lease agreement, dated July 20, 2020, by and between the Registrant and North Creek Parkway Center Investors, LP	S-1/A	333-248428	10.11	September 9, 2020

10.10**	Outside Director Compensation Policy	S-1/A	333-248428	10.12	September 9, 2020

10.11**	Executive Incentive Compensation Plan	S-1/A	333-248428	10.13	September 9, 2020

10.12**	Confirmatory Employment Letter between the Registrant and Leen Kawas, Ph.D.	S-1/A	333-248428	10.14	September 9, 2020

10.13**	Confirmatory Employment Letter between the Registrant and Mark Litton, Ph.D.	S-1/A	333-248428	10.15	September 9, 2020

10.14**	Confirmatory Employment Letter between the Registrant and Kevin Church, Ph.D.	S-1/A	333-248428	10.16	September 9, 2020

10.15**	Confirmatory Employment Letter between the Registrant and Glenna Mileson	S-1/A	333-248428	10.17	September 9, 2020

10.16**	Change in Control and Severance Agreement between the Registrant and Leen Kawas, Ph.D.	S-1/A	333-248428	10.18	September 9, 2020

10.17**	Change in Control and Severance Agreement between the Registrant and Mark Litton, Ph.D.	S-1/A	333-248428	10.19	September 9, 2020

10.18**	Change in Control and Severance Agreement between the Registrant and Glenna Mileson	S-1/A	333-248428	10.20	September 9, 2020

10.19**	Employment Offer Letter between the Registrant and Hans Moebius, Ph.D.	S-1/A	333-248428	10.21	September 14, 2020

10.20**	Change in Control and Severance Agreement between the Registrant and Hans Moebius, Ph.D.	S-1/A	333-248428	10.22	September 14, 2020

21.1	List of subsidiaries of the Registrant.	S-1/A	333-24828	21.1	September 9, 2020

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature pages hereto).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Athira Pharma, Inc.

Date: March 25, 2021	By:	/s/ Leen Kawas
Leen Kawas
President and Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Leen Kawas and Glenna Mileson, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leen Kawas	President, Chief Executive Officer and Director	March 25, 2021
Leen Kawas	(Principal Executive Officer)

/s/ Glenna Mileson	Chief Financial Officer	March 25, 2021
Glenna Mileson	(Principal Financial and Accounting Officer)

/s/ Tadataka Yamada	Chairman of the Board of Directors	March 25, 2021
Tadataka Yamada

/s/ Joseph Edelman	Director	March 25, 2021
Joseph Edelman

/s/ John M. Fluke, Jr.	Director	March 25, 2021
John M. Fluke, Jr.

/s/ James A. Johnson	Director	March 25, 2021
James A. Johnson

/s/ Barbara Kosacz	Director	March 25, 2021
Barbara Kosacz

/s/ Kelly A. Romano	Director	March 25, 2021
Kelly A. Romano