Form 10-Q
period 2021-03-31
Athira Pharma, Inc.
filed 2021-05-13
CIK 1620463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 001-39503

Athira Pharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-3368487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18706 North Creek Parkway, Suite 104

Bothell, Washington 98011

(Address of principal executive offices)

(425) 620-8501

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

As of May 10, 2021 there were 37,222,666 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Athira Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$127,823	$60,625
Short-term investments	176,367	124,057
Unbilled grant receivable	2,906	1,300
Prepaid expenses and other current assets	4,472	6,355
Total current assets	311,568	192,337
Property and equipment, net	2,898	2,649
Operating lease right-of-use asset	1,426	936
Long-term investments	53,467	83,509
Other long-term assets	55	132
Total assets	$369,414	$279,563
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,687	$1,158
Accrued liabilities	2,610	3,123
Current operating lease liability	200	124
Total current liabilities	4,497	4,405
Operating lease liability, less current portion	1,700	876
Total liabilities	6,197	5,281
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at March 31, 2021 and December 31, 2020; 37,150,311 and 32,485,784 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	4	3
Additional paid-in capital	413,093	315,288
Accumulated other comprehensive income	28	33
Accumulated deficit	(49,908)	(41,042)
Total stockholders' equity	363,217	274,282
Total liabilities and stockholders' equity	$369,414	$279,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$7,445	$592
General and administrative	3,336	675
Total operating expenses	10,781	1,267
Loss from operations	(10,781)	(1,267)
Grant income	1,831	22
Other income (expense), net	84	(560)
Net loss	$(8,866)	$(1,805)
Unrealized (loss) on available-for-sale securities	(5)	—
Comprehensive loss attributable to common stockholders	$(8,871)	$(1,805)
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.48)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	35,775,454	3,747,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

For the Three Months Ended March 31, 2021 and 2020

(in thousands, except share amounts)

(Unaudited)

						Accumulated		Total
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of January 1, 2020	2,617,386	$17,051	3,641,449	$—	$1,364	$—	$(21,087)	$(19,723)
Issuance of common stock upon exercise of common stock options	—	—	220,043	—	176	—	—	176
Stock-based compensation	—	—	—	—	58	—	—	58
Net loss	—	—	—	—	—	—	(1,805)	(1,805)
Balance as of March 31, 2020	2,617,386	$17,051	3,861,492	$—	$1,598	$—	$(22,892)	$(21,294)

						Accumulated		Total
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of January 1, 2021	—	$—	32,485,784	$3	$315,288	$33	$(41,042)	$274,282
Issuance of common stock upon exercise of common stock options and vesting of restricted stock units	—	—	64,527	—	70	—	—	70
Proceeds from follow-on public offering, net of underwriters' discounts and commissions and issuance costs	—	—	4,600,000	1	96,761	—	—	96,762
Stock-based compensation	—	—	—	—	974	—	—	974
Other comprehensive income	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(8,866)	(8,866)
Balance as of March 31, 2021	—	$—	37,150,311	$4	$413,093	$28	$(49,908)	$363,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(8,866)	$(1,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	974	58
Depreciation expense	112	—
Change in fair value of derivative liability	—	445
Change in fair value of grant liability	—	(97)
Accretion of discounts on convertible notes	—	172
Non-cash interest expense	—	46
Amortization of premiums and accretion of discounts on available-for-sale securities, net	131	—
Changes in operating assets and liabilities:
Unbilled grant receivables, prepaid expenses and other current assets	308	(57)
Accounts payable and accrued expenses	(374)	63
Operating lease liability	410	—
Net cash (used in) operating activities	(7,305)	(1,175)
Investing activities
Purchases of available-for-sale securities	(93,143)	—
Maturities of available-for-sale securities	70,739	—
Purchases of property and equipment	(304)	—
Principal payments received on stockholder note receivable	—	1
Net cash (used in) provided by investing activities	(22,708)	1
Financing activities
Proceeds from exercise of common stock options	39	176
Proceeds from follow-on public offering, net of issuance costs	97,172	—
Proceeds from issuance of convertible notes, including derivative, net of issuance costs	—	1,664
Net cash provided by financing activities	97,211	1,840
Net increase (decrease) in cash and cash equivalents	67,198	666
Cash and cash equivalents, beginning of period	60,625	2,056
Cash and cash equivalents, end of period	$127,823	$2,722
Supplemental disclosures of cash flow information:
Purchases of property and equipment included in accounts payable and accrued liabilities	$57	$—
Right-of-use asset obtained in exchange for new operating lease liability	$518	$—

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

Follow-on Public Offering

In January 2021, the Company completed a follow-on public offering of its common stock. As part of the follow-on offering, the Company issued and sold 4,000,000 shares of its common stock at a public offering price of $22.50 per share. The Company received net proceeds of approximately $84.1 million from the follow-on offering, after deducting underwriting discounts and commissions and offering costs. In February 2021, the Company sold an additional 600,000 shares of common stock to the underwriters of the follow-on public offering upon full exercise of the underwriters’ option to purchase additional shares at the follow-on public offering price of $22.50 per share, less underwriting discounts and commissions and offering costs resulting in net proceeds to the Company of approximately $12.7 million.

Liquidity and Capital Resources

Since the Company’s inception, it has funded its operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From the Company’s inception through March 31, 2021, it has raised aggregate net cash proceeds of $407.4 million primarily from the issuance of its common stock, convertible preferred stock, common stock warrants, and convertible notes. As of March 31, 2021, the Company had $357.7 million in cash, cash equivalents, and investments and had not generated positive cash flows from operations. Since the Company’s inception, it has devoted substantially all of its resources to its research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Based upon the Company’s current operating plan, it estimates that its $357.7 million of cash, cash equivalents, and investments at March 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the 12 months following the date of this Quarterly Report on Form 10-Q.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed balance sheet as of March 31, 2021, and condensed statements of operations and comprehensive loss, condensed statements of cash flows, and condensed statements of convertible preferred stock and stockholders’ deficit for the three months ended March 31, 2021 and 2020, are unaudited. The balance sheet as of December 31, 2020 was derived from the audited financial statements as of and for the year ended December 31, 2020. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2021, and the condensed results of its operations and its cash flows for the three months ended March 31, 2021 and 2020. The financial data and other information disclosed in these notes related to the three months ended March 31, 2021 and 2020 are also unaudited. The condensed results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other period. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2020 included in its Annual Report on Form 10-K filed with the SEC on March 25, 2021.

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

Grant Income

Grant income in the accompanying statements of operations consisted of the following for the three-month periods ended (in thousands):

	Three Months Ended March 31,
	2021	2020
Alzheimer's Association Part the Cloud Research Grant	$—	$22
National Institutes of Health Grant	1,831	—
Total grant income	$1,831	$22

Amounts recorded in the accompanying balance sheets as receivables from these granting agencies were as follows (in thousands):

	March 31, 2021	December 31, 2020
Alzheimer's Association Part the Cloud Research Grant	$—	$224
National Institutes of Health Grant	2,906	1,076
Total grant income	$2,906	$1,300

In January 2019, the Alzheimer’s Association awarded the Company a $1.0 million Part the Cloud research grant.  Grant proceeds must be used to advance the Company’s ATH-1017 product candidate in the Alzheimer’s disease setting.  Reporting of expenses incurred supported by the grant as well as research updates are sent to the Alzheimer’s Association semi-annually. Under the terms of the agreement, the Company received $776,000 in 2019 and received the remaining $224,000 in March 2021 after having completed certain development milestones in October 2020. The Company recognized income related to the Part the Cloud research grant as qualifying expenses under the grant agreement were incurred.

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

Leases

The Company adopted Accounting Standards Codification (“ASC”) Topic 842 - Leases, on July 1, 2020, effective January 1, 2020. The Company determines if an arrangement contains a lease at inception. The Company performed an evaluation of contracts in accordance with ASC 842 and has determined it has an operating lease agreement for the laboratory and office facilities that the Company occupies. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized at the date the underlying asset becomes available for the Company’s use. Operating lease liabilities are based on the present value of the future minimum lease payments over the lease term. ROU assets are measured at the amount of the lease liability, adjusted for any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. As the Company’s leases generally do not provide an implicit interest rate, the present value of the future minimum lease payments is determined using the Company’s incremental borrowing rate. This rate is an estimate of the collateralized borrowing rate the Company would incur on its future lease payments over a similar term and is based on the information available to the Company at the lease commencement date, discussed in more detail below.

The Company’s leases contain options to extend the leases; lease terms are adjusted for these options only when it is reasonably certain the Company will exercise these options. The Company’s lease agreements do not contain residual value guarantees or covenants.

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

Although there were several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of these have had or will have material impact on its condensed consolidated financial statements.

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

The following tables reflect the Company’s financial asset balances measured on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$54,549	$—	$—	$54,549
Commercial paper	2	63,829	—	(3)	63,826
Total cash equivalents		$118,378	$—	$(3)	$118,375
Short-term investments:
Commercial paper	2	116,581	—	(15)	116,566
U.S. government debt and agency securities	2	49,258	21	—	49,279
Corporate bonds	2	10,528	—	(6)	10,522
Total short-term investments		$176,367	$21	$(21)	$176,367
Long-term investments:
U.S. government debt and agency securities	2	53,436	31	—	53,467
Total long-term investments		$53,436	$31	$—	$53,467

	December 31, 2020
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$5	$—	$—	$5
Commercial paper	2	44,318	—	(2)	44,316
U.S. government debt and agency securities	2	4,999	—	—	4,999
U.S. treasury bills	2	4,450	—	—	4,450
Total cash equivalents		$53,772	$—	$(2)	$53,770
Short-term investments:
Commercial paper	2	77,272	1	(4)	77,269
U.S. government debt and agency securities	2	31,835	7	—	31,842
U.S. treasury bills	2	14,029	—	(3)	14,026
Corporate bonds	2	920	—	—	920
Total short-term investments		$124,056	$8	$(7)	$124,057
Long-term investments:
U.S. government debt and agency securities	2	78,924	32	—	78,956
U.S. treasury bills	2	4,551	2	—	4,553
Total long-term investments		$83,475	$34	$—	$83,509

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

Prior to the IPO, the Company’s level 3 financial liabilities carried at fair value and remeasured on a recurring basis are the grant liability, derivative liability, and the convertible preferred stock warrant liability. In the third quarter of 2020, the Company recorded an additional $464,000 to bring the total grant liability to $1.5 million as the Company’s IPO triggered the repayment obligation (see Note 7), and the derivative was settled upon the Company’s conversion of its convertible notes in May 2020 (see Note 8). The losses resulting from the change in fair value of the grant liability, the bifurcated conversion and redemption features related to the derivative liability, and the convertible preferred stock warrant liability are classified as other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss. Changes in any of the assumptions related to the unobservable inputs identified may change the fair value of these instruments. For example, an increase in interest rates would generally correspond to a decrease in the fair value of the liabilities.

The following table presents the activity for the grant liability for the year ended December 31, 2020 (in thousands):

Year Ended December 31, 2020
Fair value at beginning of period	$1,036
Change in fair value of grant liability	464
Grant liability settled upon completion of IPO	(1,500)
Fair value at end of period	$—

The following table presents the activity for the derivative liability for the year ended December 31, 2020 (in thousands):

Year Ended December 31, 2020
Fair value at beginning of period	$999
Derivative liability recorded upon issuance of convertible notes	774
Change in fair value of derivative liability	132
Derivative liability settled upon conversion of convertible notes	(1,905)
Fair value at end of period	$—

4. Property and Equipment, Net

Property and equipment as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Computer equipment	$39	$—
Lab equipment	122	81
Office furniture and fixtures	203	—
Leasehold improvement	2,563	—
Construction in progress	154	2,639
Property and equipment, as cost	3,081	2,720
Less: accumulated depreciation	(183)	(71)
Property and equipment, net	$2,898	$2,649

 Depreciation expense was $112,000 for the three months ended March 31, 2021. The Company did not incur depreciation expense during the three months ended March 31, 2020.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Employee compensation and benefits	$478	$1,624
Research and development expenses	1,760	1,169
Professional services and other	372	330
Total accrued expenses	$2,610	$3,123

6. Other Income (Expense), Net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest and other income	$84	$6
Interest expense	—	(218)
Change in fair value of derivative liability	—	(445)
Change in fair value of grant liability	—	97
Total other income (expense), net	$84	$(560)

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

To keep in good standing, the agreement requires the Company to meet certain development milestones and pay an annual maintenance fee. All contractual requirements have been met as of March 31, 2021.

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

Under the terms of the agreement, the Company will pay a royalty in the mid-single digits of net sales, with the first $100,000 of net sales being exempt from royalty payment, and annual minimum royalty payments of $25,000 beginning after the first commercial sale of a licensed product. As of March 31, 2021, the Company had not incurred a royalty obligation under this agreement.

Additionally, the agreement allows the Company to sublicense the rights conveyed by the agreement, subject to additional payments to WSU for sublicense consideration received. Such amounts are dependent on the terms of the underlying sublicense and range from the mid-single digits to mid-teens of any non-sales based payments received, and low twenties of net sales based sublicense royalties. As of March 31, 2021, the Company has not entered into or incurred any liability from a sublicense agreement.

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

The consummation of the Company’s IPO in September 2020 was a triggering event under the terms of the grant and the liability was remeasured to the pay-off amount of $1.5 million prior to settlement. The change in the fair value of the liability resulted in expense of approximately $464,000 for the year ended December 31, 2020, which was included in other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.

8. Convertible Notes

The Company issued unsecured convertible notes with an aggregate principal amount of $1.7 million in 2020. Previously, the Company issued unsecured convertible notes with aggregate principal amounts of $0.9 million and $1.3 million and in 2019 and 2018, respectively. The notes accrued interest at a rate of 5% per year and mature in December 2021, unless earlier converted. No principal or interest was payable prior to maturity as the convertible notes and any accrued interest would automatically convert upon a qualified financing event at a conversion price equal to 85% of the price per share of the qualified financing. Holders may have also elected to convert their notes to shares of common stock upon the maturity of the notes at the then fair value of common stock. If the Company experienced a change in control, holders may have either converted the outstanding principal amount plus any accrued interest into shares of common stock at the then fair value of common stock or may have required the Company to repurchase the notes in cash at a price equal to 200% of the outstanding principal amount plus any accrued interest.

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

9. Leases

Operating Leases

The Company has operating leases for laboratory and office facilities in Bothell, Washington that expire in August 2027. The initial terms of the leases range from 6.5 to 7 years and the Company has options to extend the leases for an additional five years that it is not reasonably certain to exercise. Additionally, the Company has a lease agreement for laboratory and office facilities at the University of Washington in Seattle, Washington with an initial term of 12 months for which the Company recognizes expense on a straight-line basis within operating expenses. As of March 31, 2021, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

March 31, 2021
Remaining 2021	$262
2022	406
2023	418
2024	430
2025	443
Thereafter	767
Total undiscounted lease payments	2,726
Present value adjustment for minimum lease commitments	(615)
Tenant improvement allowance receivable	(211)
Net lease liability	$1,900

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

March 31, 2021
Weighted average remaining lease term (years)	6.4
Weighted average discount rate	8.1%

Operating lease expense was $61,000 for the three months ended March 31, 2021. Variable lease expense was $20,000 for operating leases during the three months ended March 31, 2021. Rent expense recognized for short term leases was $13,000 and $27,000 for the three months ended March 31, 2021 and 2020, respectively.

10. Convertible Preferred Stock

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

The Company has reserved the following shares of common stock for future issuance, on an as-converted basis, as follows:

	March 31, 2021	December 31, 2020
Convertible preferred stock	—	—
Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	2,511,387	1,974,870
Shares available for future grant under the 2020 Equity Incentive Plan	4,765,450	3,742,235
Shares available for future grant under the Employee Stock Purchase Plan	647,851	323,000
Common stock warrants	—	—
Total	7,924,688	6,040,105

The Company’s 2020 Equity Incentive Plan (“2020 Plan”) provides for annual increases in the number of shares that may be issued under the 2020 Plan on January 1, 2021 and each subsequent January 1, thereafter, by a number of shares equal to the least of (a) 3,230,000 shares, (b) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors.

The Company’s 2020 Employee Stock Purchase Plan (“ESPP”) provides for annual increases in the number of shares that may be issued under the ESPP on January 1, 2021 and each subsequent January 1, thereafter, by a number of shares equal to the least of (a) 646,000 shares, (b) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (c) an amount determined by the Company’s board of directors.

Effective January 1, 2021, the Company’s 2020 Plan and ESPP reserves increased by 1,624,259 shares and 324,851 shares, respectively.

12. Stock-based Compensation

Stock‑based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$260	$10
General and administrative	714	48
Total stock-based compensation expense	$974	$58

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

•	Expected Dividend Yield—The Company has never paid dividends on its common stock and has no plans to pay dividends going forward. Therefore, it used an expected dividend yield of zero.

The fair value of each stock option was estimated using the Black‑Scholes option‑pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.79%	1.34%
Expected volatility	89.13%	78.17%
Expected term (in years)	6.17	6.87
Expected dividend yield	—	—

The weighted-average grant-date fair value of options granted to employees and directors during the three months ended March 31, 2021 and 2020 were $9.3 million and $32,000 respectively. No options were granted to advisors during the three months ended March 31, 2021. The remeasured weighted-average fair value of options granted to advisors during the three months ended March 31, 2020 was $17,000.

Stock Option Activity

Changes in shares available for grant during the three months ended March 31, 2021 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2020	3,742,235
2020 Plan reserve increase on January 1, 2021	1,624,259
Options and restricted stock units granted	(601,044)
Shares available for grant at March 31, 2021	4,765,450

A summary of stock option activity for the three months ended March 31, 2021 was as follows:

	Shares	Weighted- Average Exercise price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	1,974,870	$9.31	7.98	$49,275
Granted	597,892	21.07
Exercised	(62,951)	1.11
Forfeited/expired	—	—
Balance at March 31, 2021	2,509,811	$12.32	8.27	$17,291
Expected to vest	1,840,595	$16.26	9.39	$5,933
Options exercisable	669,216	$1.46	5.19	$11,359

The total fair value of options granted to employees, directors, and advisors that vested during the three months ended March 31, 2021 was $133,000, which included $113,000 for options granted to employees and directors and $20,000 for options granted to advisors. The total fair value of options that vested during the three months ended March 31, 2020 was $86,000, which included $58,000 for options granted to employees and directors and $28,000 for options granted to advisors.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock underlying all options that were in-the-money at March 31, 2021. The aggregate intrinsic value of options exercised was $1.1 million and $0.1 million during the three months ended March 31, 2021 and 2020, respectively, determined as of the date of option exercise. As of March 31, 2021, there was $12.4 million of total unrecognized compensation cost related to unvested stock options. The Company expects to recognize this cost over a remaining weighted-average period of 1.83 years. The Company utilizes newly issued shares to satisfy option exercises.

Stock options outstanding and exercisable consisted of the following at March 31, 2021:

	Employees and Directors		Non-employees
Exercise Price ($)	Shares Outstanding	Shares Exercisable	Shares Outstanding	Shares Exercisable
0.16	75,660	75,660	12,610	12,610
0.48	151,320	151,320	—	—
1.00	—	—	37,830	37,830
1.04	66,931	66,931	31,525	31,525
1.19	26,825	21,465	34,677	34,677
1.31	63,050	63,050	—	—
1.35	290,974	68,509	97,727	63,049
1.49	31,525	21,016	—	—
17.00	737,052	19,263	195,453	—
19.29	27,742	—	—	—
21.15	558,150	—	—	—
21.40	9,600	—	—	—
21.62	2,400	—	—	—
22.22	29,618	—	—	—
23.79	1,400	—	—	—
29.41	27,742	2,311	—	—
Total	2,099,989	489,525	409,822	179,691

Restricted Stock Award Activity

In 2018, the Company issued a restricted stock award (“RSA”) to an advisor under the 2014 Plan. The restricted stock award vests over three years and requires continued service to the Company during the vesting period. The vesting provisions of individual awards may vary as approved by the board of directors. If continued service terminates for any reason, the Company has the right to repurchase the unvested shares for no consideration. There were 4,204 shares subject to repurchase as of March 31, 2021 and December 31, 2020, all of which were related to non-employee RSAs.

A summary of RSA activity for the three months ended March 31, 2021 was as follows:

	Share Equivalent	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2020	4,204	$1.35
Granted	—	—
Vested	—	—
Non-vested at March 31, 2021	4,204	$1.35

Restricted Stock Unit Activity

During the three months ended March 31, 2021, the Company issued a restricted stock unit (“RSU”) award to an advisor under the 2020 Plan. The restricted stock units will vest in full on August 3, 2021, subject to continued service to the Company during the vesting period.

A summary of RSU activity for the three months ended March 31, 2021 was as follows:

	Share Equivalent	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2020	—	$—
Granted	3,152	21.15
Vested	(1,576)	21.15
Non-vested at March 31, 2021	1,576	$21.15

13. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Convertible preferred stock on an as-converted basis	—	2,617,386
Non-vested RSAs	4,204	8,407
Non-vested RSUs	1,576	—
Stock options to purchase common stock	2,509,811	1,339,492
Employee stock purchase plan	2,943	—
Common stock warrants	—	3,310
Total	2,518,534	3,968,595

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 25, 2021.

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

(1)	RoA: route of administration; SC: subcutaneous; PO: oral.
(2)	ATH-1017 for AD is moving from Phase 1b to a Phase 2/3 clinical trial that may provide pivotal data in support of registration based on discussions with FDA.
(3)	PPD clinical development of ATH-1017 will be based on results from Phase 1a and 1b trials and include all required regulatory filings.

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

To date, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock in our IPO, the sale and issuance of convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From inception to March 31, 2021, we have raised aggregate net cash proceeds of approximately $407.4 million primarily from the issuance of our common stock, convertible preferred stock, common stock warrants, and convertible notes. We have incurred significant operating losses to date. Our net losses were $8.9 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $49.9 million and cash, cash equivalents and investments of $357.7 million.

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

Recent Developments

Follow-on Public Offering

In January 2021, we completed a follow-on public offering of our common stock. As part of the follow-on offering, we issued and sold 4,000,000 shares of our common stock at a public offering price of $22.50 per share. We received net proceeds of approximately $84.1 million from the follow-on offering, after deducting underwriting discounts and commissions and offering costs. In February 2021, we sold an additional 600,000 shares of common stock to the underwriters of the follow-on public offering upon full exercise of the underwriters’ option to purchase additional shares at the follow-on public offering price of $22.50 per share, less underwriting discounts and commissions and offering costs resulting in net proceeds to us of approximately $12.7 million.

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

We expect that our general and administrative expenses will increase substantially for the foreseeable future as we increase our headcount to support our continued research activities and development of our programs. We also anticipate that we will incur substantially increased expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities, and other administrative and professional services. We also expect to continue to increase the size of our administrative function to support the growth of our business.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
			Dollar	%
	2021	2020	Change	Change
	(in thousands)
Operating expenses:
Research and development	$7,445	$592	$6,853	*%
General and administrative	3,336	675	2,661	*
Total operating expenses	10,781	1,267	9,514	*
Loss from operations	(10,781)	(1,267)	(9,514)	*
Grant income	1,831	22	1,809	*
Other income (expense), net	84	(560)	644	*
Net loss	$(8,866)	$(1,805)	$(7,061)	*

* Not meaningful

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended March 31,
			Dollar	%
	2021	2020	Change	Change
	(in thousands)
Direct costs:
ATH-1017	$6,188	$349	$5,839	*%
Preclinical programs and other direct costs	312	18	294	*
Total direct costs	6,500	367	6,133	*
Indirect costs:
Personnel-related costs, including stock- based compensation	852	176	676	384%
Facilities and other costs	93	49	44	90%
Total research and development expenses	$7,445	$592	$6,853	*

Research and development expenses increased by $6.8 million, from $0.6 million for the three months ended March 31, 2020 to $7.4 million for the three months ended March 31, 2021. The increase was driven primarily by an increase in expenses for ATH-1017 of $5.8 million related to start-up activities by our clinical research organization and clinical drug supply manufacturers for Phase 2 clinical trials, and to a lesser extent, by increases in personnel-related costs due primarily to an increase in headcount, facilities, and other costs supporting our general growth.

General and Administrative Expenses

General and administrative expenses increased by $2.6 million, from $0.7 million for the three months ended March 31, 2020 to $3.3 million for the three months ended March 31, 2021. The increase was primarily due to an increase in personnel-related costs of $1.1 million, due primarily to an increase in headcount to support our continued growth, an increase in insurance costs of $0.8 million, an increase in facilities costs of $0.4 million, and to a lesser extent, increases in corporate legal, accounting, technical and consulting services.

Grant Income

Grant income increased by $1.8 million, from less than $0.1 million for the three months ended March 31, 2020 to $1.8 million for the three months ended March 31, 2021. The increase was solely driven by our acceptance of the NIH grant, under which we recognized grant income of $1.8 million. Grant income recognized during the three months ended March 31, 2020 under the Part the Cloud grant did not recur in the three months ended March 31, 2021.

Other Income (Expense), Net

Other income (expense), net, changed from expense of $0.6 million for the three months ended March 31, 2020 to income of $0.1 million for the three months ended March 31, 2021. Other income for the three months ended March 31, 2021 consisted of interest income on our available for sale securities. Other expense for the three months ended March 31, 2020 consisted of losses on liability instruments recorded at fair value of $0.4 million and interest expense of $0.2 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From our inception through March 31, 2021, we have raised aggregate net cash proceeds of $407.4 million primarily from the issuance of our common stock, convertible preferred stock, common stock warrants, and convertible notes.

Recent sales of our common stock were as follows.

	Common		Net
	Shares	Price	Proceeds
	Issued	Per Share	(in millions)
September 2020 IPO	12,000,000	$17.00	$186.4
October 2020 overallotment exercise	1,397,712	$17.00	$22.1
January 2021 follow-on public offering	4,000,000	$22.50	$84.1
February 2021 overallotment exercise	600,000	$22.50	$12.7
Total	17,997,712		$305.3

As of March 31, 2021, we had $357.7 million in cash, cash equivalents and investments and have not generated positive cash flows from operations. Since our inception, we have devoted substantially all of our resources to our research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Future Funding Requirements

Based upon our current operating plan, we estimate that our $357.7 million of cash, cash equivalents, and investments at March 31, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the 12 months following the date of this report. We will need to raise substantial additional capital to fund the development of our product candidates. Until such time as we can generate significant revenue from product sales, we expect to finance our operations through the sale of equity securities, debt financings, or other capital, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and otherwise. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(7,305)	$(1,175)
Investing activities	(22,708)	1
Financing activities	97,211	1,840
Net increase (decrease) in cash and cash equivalents	$67,198	$666

Operating Activities

During the three months ended March 31, 2021, net cash used in operating activities was $7.3 million. This consisted primarily of a net loss of $8.9 million, partially offset by non-cash charges of $1.2 million and an increase in our net operating assets of $0.3 million. The non-cash charges primarily consisted of stock-based compensation expense, depreciation expense, and accretion of discounts on our convertible notes, changes in the carrying value of liabilities stated at fair value, and the gain on extinguishment of our convertible notes. The increase in our net operating assets was due to an increase in prepaid expenses and other current assets, partially offset by a decrease in accounts payable and accrued expenses.

During the three months ended March 31, 2020, net cash used in operating activities was $1.2 million. This consisted primarily of a net loss of $1.8 million, partially offset by non-cash charges of $0.6 million. The non-cash charges primarily consisted of stock-based compensation expense, non-cash interest expense and accretion of discounts on our convertible notes, and changes in the carrying value of liabilities stated at fair value.

Investing Activities

During the three months ended March 31, 2021, net cash used in investing was $22.7 million. This consisted of purchases of available-for-sale securities.

During the three months ended March 31, 2020, net cash provided by investing activities was $1,000. This consisted of principal repayments received on the unsecured related party note receivable.

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $97.2 million, primarily driven by proceeds received from our follow-on public offering, and to a lesser extent from exercises of stock options.

During the three months ended March 31, 2020, net cash provided by financing activities was $1.8 million. This consisted primarily of proceeds of $1.7 million from the issuance of our convertible notes and to a lesser extent from exercises of stock options.

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

During the three months ended March 31, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 25, 2021 and Note 2 to our unaudited condensed consolidated financial statements included in “Part I, Item 1—Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The world is in the midst of a pandemic. A novel strain of the coronavirus disease, COVID-19, has spread to a number of countries, including the United States. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory. In addition, a number of our clinical trial sites have been subject to restrictions related to COVID-19 that could adversely affect their operations. If these restrictions are not lifted in the near-term, it could impact the overall enrollment rate for our ongoing trials. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition and operating results.

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

We have not generated any revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue. We had net losses of $8.9 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively, and an accumulated deficit of $49.9 million as of March 31, 2021.

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

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of March 31, 2021, we had cash, cash equivalents, and investments of $357.7 million. Based upon our current operating plan, we estimate that our existing cash, cash equivalents, and investments will be sufficient to fund our operating expenses and capital expenditure requirements at least through 2022. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. In May 2020, the FDA announced that it will continue to postpone domestic and foreign routine surveillance inspections due to COVID-19. According to the FDA’s 2021 guidance on manufacturing, supply chain, and drug and biological product inspections during the COVID-19 public health emergency, the FDA indicated that it intends to continue using other tools and approaches where possible for pre-approval inspections, and that it will continue to conduct “mission-critical” inspections on a case-by-case basis, or, where possible to do so safely, resume prioritized domestic inspections, such as pre-approval and surveillance inspections. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA contained provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the U.S. Department of Health and Human Services Secretary, or HHS Secretary, as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extending the rebate program to individuals enrolled in Medicaid managed care organizations. The ACA also established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. In December 2020, the U.S. Centers for Medicare & Medicaid Services (CMS) issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business.

As discussed above, since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court, which is expected to rule on the constitutionality of the ACA later in 2021. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May

15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace, which also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. We cannot predict how the Supreme Court will rule on the ACA litigation, how future litigation will impact our business, or what other healthcare measures and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation may have on our business. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

The Bipartisan Budget Act of 2018 also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has published a final rule to give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. The American Taxpayer Relief Act of 2012, or ATRA, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other legislative changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through the end of 2021, unless additional Congressional action is taken.

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

•

the federal Physician Payments Sunshine Act, created under the ACA and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, for data reported to CMS in 2022, these reporting obligations with respect to covered recipients will extend to include payments and transfers of value made during the previous year to certain non-physician providers such as physician assistants and nurse practitioners.

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

In addition, if we undertake acquisitions or pursue partnerships in the future, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense.

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

As of March 31, 2021, our patent portfolio consists of eight owned or in-licensed U.S. issued patents, two owned or in-licensed U.S. pending patent applications, 13 owned or in-licensed patents issued in jurisdictions outside of the United States, and eight owned or in-licensed pending patent applications in jurisdictions outside of the United States. However, we cannot be certain that the claims in our U.S. pending patent applications, corresponding international patent applications, or those of any future licensors, will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our owned or in-licensed patents will not be found invalid or unenforceable if challenged.

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

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. For example, on March 17, 2021, and April 20, 2021, certain lock-up agreements entered into in connection with our initial public offering and follow-on public offering expired, and as a result, a significant portion of shares of our common stock became available for resale, which may have affected, and may continue to affect, the market price of our common stock. In addition, shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available-for-sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act.

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

Our directors, executive officers, holders of more than 5% of our outstanding common stock and their respective affiliates beneficially own shares representing approximately 27.7% of our outstanding common stock as of March 31, 2021. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

None.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity, (iv), Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

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

Athira Pharma, Inc.

Date: May 13, 2021	By:	/s/ Leen Kawas
Leen Kawas
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Glenna Mileson
Glenna Mileson
Chief Financial Officer (Principal Financial and Accounting Officer)