Form 10-Q
period 2021-06-30
Athira Pharma, Inc.
filed 2021-08-16
CIK 1620463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 9, 2021 there were 37,295,936 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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
•

Our approach to targeting brain growth factors through the use of small molecules is based on a novel therapeutic approach, which exposes us to unforeseen risks. We have limited data from our Phase 1a/1b clinical trial, including only 11 patients with mild to moderate Alzheimer’s disease, and we cannot be certain that future trials will yield similar data. In addition, our use of electroencephalogram methods to gather data requires placement of electrodes on a subject’s scalp and, if not properly placed, we may be unable to obtain the data sought or data obtained may be unreliable.

•

An independent special committee of our board of directors is currently engaged in a review of papers co-authored by our chief executive officer in connection with her doctoral research at Washington State University.

•	Washington State University has undertaken a review of claims of potential research misconduct involving our chief executive officer’s doctoral research at Washington State University.
•

We have concentrated our research and development efforts on the treatment of central nervous system and peripheral degenerative disorders, a field that has seen very limited success in product development.

•

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of early, smaller-scale preclinical studies and clinical trials with a single or few clinical trial sites may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials across multiple clinical trial sites. We may encounter substantial delays in clinical trials, or may not be able to conduct or complete clinical trials on the expected timelines, if at all.

•

If we experience delays or difficulties in the enrollment and/or retention of patients in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.

•	We and certain of our directors and executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention.
•

We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer, or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.

•

The continuing effects of the novel coronavirus disease, or COVID-19, pandemic, including the recent emergence of new, highly contagious variants thereof, could adversely impact our business, including our nonclinical studies and clinical trials.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Athira Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$131,701	$60,625
Short-term investments	153,239	124,057
Unbilled grant receivable	2,589	1,300
Prepaid expenses and other current assets	2,968	6,355
Total current assets	290,497	192,337
Property and equipment, net	2,916	2,649
Operating lease right-of-use asset	1,547	936
Long-term investments	64,939	83,509
Other long-term assets	225	132
Total assets	$360,124	$279,563
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,166	$1,158
Accrued liabilities	6,205	3,123
Current operating lease liability	263	124
Total current liabilities	7,634	4,405
Operating lease liability, less current portion	1,781	876
Total liabilities	9,415	5,281
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 37,251,711 and 32,485,784 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	4	3
Additional paid-in capital	414,550	315,288
Accumulated other comprehensive income	37	33
Accumulated deficit	(63,882)	(41,042)
Total stockholders' equity	350,709	274,282
Total liabilities and stockholders' equity	$360,124	$279,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$12,024	$1,677	$19,469	$2,269
General and administrative	4,613	575	7,949	1,250
Total operating expenses	16,637	2,252	27,418	3,519
Loss from operations	(16,637)	(2,252)	(27,418)	(3,519)
Grant income	2,589	—	4,420	22
Other income (expense), net	74	260	158	(300)
Net loss	$(13,974)	$(1,992)	$(22,840)	$(3,797)
Unrealized gain on available-for-sale securities	9	—	4	—
Comprehensive loss attributable to common stockholders	$(13,965)	$(1,992)	$(22,836)	$(3,797)
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.48)	$(0.68)	$(0.96)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,214,602	4,127,645	33,813,104	3,937,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

For the Three and Six Months Ended June 30, 2021 and 2020

(in thousands, except share amounts)

(Unaudited)

						Accumulated		Total
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of January 1, 2020	2,617,386	$17,051	3,641,449	$—	$1,364	$—	$(21,087)	$(19,723)
Issuance of common stock upon exercise of common stock options	—	—	220,043	—	176	—	—	176
Stock-based compensation	—	—	—	—	58	—	—	58
Net loss	—	—	—	—	—	—	(1,805)	(1,805)
Balance as of March 31, 2020	2,617,386	$17,051	3,861,492	$—	$1,598	$—	$(22,892)	$(21,294)
Issuance of common stock upon exercise of common stock options	—	—	58,006	—	62	—	—	62
Issuance of Series B convertible preferred stock and common stock warrants, net of issuance costs of $3.5 million	9,372,765	70,791	—	—	10,591	—	—	10,591
Issuance of the Series B-1 convertible preferred stock upon conversion of convertible notes	512,858	4,515	—	—	—	—	—	—
Exercise of common stock warrants	—	—	688,067	—	55	—	—	55
Stock-based compensation	—	—	—	—	49	—	—	49
Net loss	—	—	—	—	—	—	(1,992)	(1,992)
Balance as of June 30, 2020	12,503,009	$92,357	4,607,565	$—	$12,355	$—	$(24,884)	$(12,529)

						Accumulated		Total
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of January 1, 2021	—	$—	32,485,784	$3	$315,288	$33	$(41,042)	$274,282
Issuance of common stock upon exercise of common stock options and vesting of restricted stock units	—	—	64,527	—	70	—	—	70
Proceeds from follow-on public offering, net of underwriters' discounts and commissions and issuance costs	—	—	4,600,000	1	96,761	—	—	96,762
Stock-based compensation	—	—	—	—	974	—	—	974
Other comprehensive income	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(8,866)	(8,866)
Balance as of March 31, 2021	—	$—	37,150,311	$4	$413,093	$28	$(49,908)	$363,217
Issuance of common stock upon exercise of common stock options	—	—	85,593	—	119	—	—	119
Issuance of common stock under employee stock purchase plan	—	—	15,867	—	229	—	—	229
Stock-based compensation	—	—	—	—	1,109	—	—	1,109
Other comprehensive income	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(13,974)	(13,974)
Balance as of June 30, 2021	—	$—	37,251,771	$4	$414,550	$37	$(63,882)	$350,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(22,840)	$(3,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,083	107
Depreciation expense	230	—
Other non-cash expense	—	310
Amortization of premiums and accretion of discounts on available-for-sale securities, net	226	—
Changes in operating assets and liabilities:
Unbilled grant receivables	(1,289)	—
Prepaid expenses and other current assets	3,217	(1,203)
Accounts payable and accrued expenses	3,318	546
Operating lease liability	433	—
Net cash used in operating activities	(14,622)	(4,037)
Investing activities
Purchases of available-for-sale securities	(173,563)	—
Maturities of available-for-sale securities	152,740	—
Proceeds from sales of available-for-sale securities	9,988	—
Purchases of property and equipment	(418)	—
Principal payments received on stockholder note receivable	—	3
Net cash (used in) provided by investing activities	(11,253)	3
Financing activities
Proceeds from exercise of common stock options	189	238
Proceeds from issuance of convertible preferred stock and common stock warrants, net of issuance costs	—	85,396
Proceeds from exercise of common stock warrants	—	55
Proceeds from follow-on public offering, net of issuance costs	96,762	—
Proceeds from issuance of convertible notes, including derivative, net of issuance costs	—	1,664
Payments of deferred offering costs	—	(209)
Net cash provided by financing activities	96,951	87,144
Net increase (decrease) in cash and cash equivalents	71,076	83,110
Cash and cash equivalents, beginning of period	60,625	2,056
Cash and cash equivalents, end of period	$131,701	$85,166
Supplemental disclosures of cash flow information:
Deferred offering costs included in accounts payable and accrued liabilities	$—	$206
Issuance costs for convertible preferred stock included in accounts payable and accrued liabilities	$—	$3,470
Allocation of proceeds to common stock warrants issued in Series B convertible preferred stock financing	$—	$10,591
Issuance of Series B-1 preferred stock upon conversion of promissory notes	$—	$4,515
Recognition of warrant liability in connection with Series B convertible preferred stock financing	$—	$364
Recognition of derivative liability upon issuance of convertible notes	$—	$774
Right-of-use asset obtained in exchange for new operating lease liability	$680	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATHIRA PHARMA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Organization

Athira Pharma, Inc. (the “Company”) was incorporated as M3 Biotechnology, Inc. in the state of Washington on March 31, 2011 and reincorporated in the state of Delaware on October 27, 2015. In April 2019, the Company changed its name to Athira Pharma, Inc. The Company currently has office and laboratory space in Bothell and Seattle, Washington. The Company is a late clinical-stage biopharmaceutical company focused on developing small molecules to restore neuronal health and stop neurodegeneration.

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

Liquidity and Capital Resources

Since the Company’s inception, it has funded its operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From the Company’s inception through June 30, 2021, it has raised aggregate net cash proceeds of $407.4 million primarily from the issuance of its common stock, convertible preferred stock, common stock warrants, and convertible notes. As of June 30, 2021, the Company had $349.9 million in cash, cash equivalents, and investments and had not generated positive cash flows from operations. Since the Company’s inception, it has devoted substantially all of its resources to its research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Based upon the Company’s current operating plan, it estimates that its $349.9 million of cash, cash equivalents, and investments at June 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the 12 months following the date of this Quarterly Report on Form 10-Q.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed balance sheet as of June 30, 2021, and condensed statements of operations and comprehensive loss, condensed statements of cash flows, and condensed statements of convertible preferred stock and stockholders’ deficit for the three and six months ended June 30, 2021 and 2020, are unaudited. The balance sheet as of December 31, 2020 was derived from the audited financial statements as of and for the year ended December 31, 2020. The unaudited interim condensed financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2021, and the condensed results of its operations and its cash flows for the three and six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020 are also unaudited. The condensed results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other period. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2020 included in its Annual Report on Form 10-K filed with the SEC on March 25, 2021.

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

Convertible Preferred Stock Warrant Liability

Freestanding warrants to purchase shares of the Company’s convertible preferred stock were accounted for as liabilities at fair value, because the shares underlying the warrants contained contingent redemption features outside the control of the Company. Warrants classified as liabilities are recorded on the Company’s balance sheets at their fair value on the date of issuance and remeasured to fair value on each subsequent reporting period, with the changes in fair value recognized as a component of other income (expense), net in the accompanying statements of operations. The Company adjusted the liability for the final change in the fair value of these warrants immediately preceding their automatic exercise in connection with the Company’s initial public offering (“IPO”). Subsequent to the Company’s IPO, the corresponding liability was reclassified to additional paid in capital.

Grant Income

Grant income in the accompanying statements of operations consisted of the following for the three and six-month periods ended June 30, 2021 and June 30, 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Alzheimer's Association Part the Cloud Research Grant	$—	$—	$—	$22
National Institutes of Health Grant	2,589	—	4,420	—
Total grant income	$2,589	$—	$4,420	$22

Amounts recorded in the accompanying balance sheets as receivables from these granting agencies were as follows (in thousands):

	June 30, 2021	December 31, 2020
Alzheimer's Association Part the Cloud Research Grant	$—	$224
National Institutes of Health Grant	2,589	1,076
Total grant income	$2,589	$1,300

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

In December 2020, the Company accepted a grant from the National Institute on Aging (“NIA”) of the National Institutes of Health (“NIH”) to support its ACT-AD Phase 2 clinical trial for ATH-1017, the Company’s lead therapeutic candidate being developed for the treatment of individuals with mild-to-moderate Alzheimer’s disease. Under the terms of the agreement, the Company may potentially receive $7.8 million with the potential for an additional $7.4 million, up to an aggregate of $15.2 million. The Company recognizes income related to the NIH grant as qualifying expenses under the grant agreement are incurred. The Company received cash of $2.9 million related to the NIH grant during the three and six months ended June 30, 2021. In August 2021, the Company received cash of $2.6 million from the NIH pertaining to the unbilled grant receivable balance as of June 30, 2021.

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

The Company has made a policy election regarding its real estate leases not to separate non-lease components from lease components, to the extent they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease expense. The Company’s lease includes variable non-lease components, such as common-area maintenance costs. The Company has elected not to record on the balance sheet a lease that has a lease term of 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise. The Company accounts for leases with initial terms of 12 months or less as operating expenses on a straight-line basis over the lease term.

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

Segments

The Company has determined that it operates and manages one operating segment, which is the business of developing and commercializing therapeutics. The Company’s chief operating decision maker, currently its chief operating officer, reviews financial information on an aggregate basis for the purpose of allocating resources.

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

The following tables reflect the Company’s financial asset balances measured on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$119,417	$—	$—	$119,417
Commercial paper	2	1,000	—	—	1,000
Total cash equivalents		$120,417	$—	$—	$120,417
Short-term investments:
Commercial paper	2	103,680	12	(4)	103,688
U.S. government debt and agency securities	2	39,534	15	—	39,549
Corporate bonds	2	10,004	—	(2)	10,002
Total short-term investments		$153,218	$27	$(6)	$153,239
Long-term investments:
U.S. government debt and agency securities	2	64,923	18	(2)	64,939
Total long-term investments		$64,923	$18	$(2)	$64,939

	December 31, 2020
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$5	$—	$—	$5
Commercial paper	2	44,318	—	(2)	44,316
U.S. government debt and agency securities	2	4,999	—	—	4,999
U.S. treasury bills	2	4,450	—	—	4,450
Total cash equivalents		$53,772	$—	$(2)	$53,770
Short-term investments:
Commercial paper	2	77,272	1	(4)	77,269
U.S. government debt and agency securities	2	31,835	7	—	31,842
U.S. treasury bills	2	14,029	—	(3)	14,026
Corporate bonds	2	920	—	—	920
Total short-term investments		$124,056	$8	$(7)	$124,057
Long-term investments:
U.S. government debt and agency securities	2	78,924	32	—	78,956
U.S. treasury bills	2	4,551	2	—	4,553
Total long-term investments		$83,475	$34	$—	$83,509

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

4. Property and Equipment, Net

Property and equipment as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Lab equipment	$217	$81
Office furniture, fixtures, and computer equipment	242	—
Leasehold improvement	2,563	—
Construction in progress	195	2,639
Property and equipment, at cost	3,217	2,720
Less: accumulated depreciation	(301)	(71)
Property and equipment, net	$2,916	$2,649

 Depreciation expense was $118,000 and $230,000 for the three and six months ended June 30, 2021, respectively. The Company did not incur depreciation expense during the three and six months ended June 30, 2020.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Employee compensation and benefits	$903	$1,624
Research and development expenses	4,514	1,169
Professional services and other	788	330
Total accrued expenses	$6,205	$3,123

6. Other Income (Expense), Net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest and other income	$74	$4	$158	$10
Interest expense	—	(148)	—	(366)
Change in fair value of derivative liability	—	313	—	(132)
Change in fair value of grant liability	—	(108)	—	(11)
Gain on extinguishment of convertible notes	—	199	—	199
Total other income (expense), net	$74	$260	$158	$(300)

7. Significant Agreements

Washington State University (“WSU”) License Agreement

In December 2011, the Company entered into an exclusive license agreement with sublicensing terms with Washington State University Research Fund (“WSURF”), which, after the dissolution of WSURF in 2013, was superseded by an amended and restated exclusive license agreement with sublicensing terms between the Company and Washington State University (“WSU”) in 2015. Under this agreement, the Company has an exclusive license to make, use, sell, and offer for sale a chemical compound that forms the underlying technology of certain of the drug therapies being developed by the Company.

To keep in good standing, the agreement requires the Company to meet certain development milestones and pay an annual maintenance fee. All contractual requirements have been met as of June 30, 2021.

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

Under the terms of the agreement, the Company will pay a royalty in the mid-single digits of net sales, with the first $100,000 of net sales being exempt from royalty payment, and annual minimum royalty payments of $25,000 beginning after the first commercial sale of a licensed product. As of June 30, 2021, the Company had not incurred a royalty obligation under this agreement.

Additionally, the agreement allows the Company to sublicense the rights conveyed by the agreement, subject to additional payments to WSU for sublicense consideration received. Such amounts are dependent on the terms of the underlying sublicense and range from the mid-single digits to mid-teens of any non-sales based payments received, and low twenties of net sales based sublicense royalties. As of June 30, 2021, the Company has not entered into or incurred any liability from a sublicense agreement.

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

To appropriately capture the economics of this arrangement, the grant liability was accounted for under ASC 825-10, Financial Instruments − Overall. The estimated fair value of the grant liability was reassessed at each balance sheet date, with changes in fair value reflected in other income (expense), net. To determine the estimated fair value of the grant liability, the Company used a discounted cash flow simulation methodology that assigns probabilities to the timing and likelihood of each triggering event, a discount rate based on market data for securities with similar durations and credit ratings to the Company, and the expected payment amount. The assumptions used to calculate the fair value of the grant liability were subject to significant judgment, and payment may have been in an amount different from the liability that the Company estimated. However, total payments under the agreements would not exceed $1.5 million.

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

9. Commitments and Contingencies

Legal Proceedings

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, and as of June 30, 2021, we have not recorded any such liabilities. The following is a brief description of the more significant legal proceedings.

Securities Class Actions

On June 25, 2021, plaintiffs Fan Wang and Hang Gao filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against the Company and the Company’s Chief Executive Officer Dr. Leen Kawas, captioned Wang v. Athira Pharma, Inc., et al., No. 2:21-cv-00861. Plaintiffs Wang and Gao assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, alleging that the defendants made materially false and misleading statements and omitted material adverse facts regarding the Company’s business. Specifically, the Wang plaintiffs allege that the Company failed to disclose to investors that certain research conducted by Dr. Kawas was allegedly tainted by scientific misconduct during her doctoral work at Washington State University, including the manipulation of data, and that as a result, the defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading. The Wang plaintiffs seek unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees.

That same day, on June 25, 2021, plaintiff Harshdeep Jawandha filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against the Company, Dr. Kawas, the Company’s Chief Financial Officer, certain members of the Company’s board of directors at the time of the Company’s IPO, as well as the IPO underwriters, captioned Jawandha v. Athira Pharma, Inc., et al., No. 2:21-cv-00862. The Jawandha complaint asserts violations of Sections 11 and 15 of the Securities Act of 1933, alleging that that the Company’s IPO registration statement was materially false and misleading because it omitted to state that certain of Dr. Kawas’s published doctoral research papers at Washington State University contained allegedly improperly altered images, that the research was allegedly foundational to the Company’s efforts to develop treatments for Alzheimer’s disease, and that the defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading. The plaintiff seeks unspecified compensatory damages, and reasonable costs and expenses, including attorneys’ fees.

Also on June 25, 2021, plaintiffs Timothy Slyne and Tai Slyne filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against the Company, Dr. Kawas, the Company’s Chief Financial Officer, and the same members of the Company’s board of directors and underwriters as in the Jawandha complaint, captioned Slyne v. Athira Pharma, Inc. et al., No. 2:21-cv-00864. The Slyne complaint asserts violations of Sections 11 and 15 of the Securities Act of 1933, alleging that purported issues with Dr. Kawas’s doctoral research at Washington State

University should have been disclosed in the Company’s IPO registration statement. The Slyne plaintiffs seek unspecified compensatory damages, reasonable costs and expenses, including attorneys’ fees, and injunctive and other equitable relief.

On August 9, 2021, the Honorable Judge Thomas S. Zilly, the district judge presiding over Wang v. Athira Pharma, Inc., et al., No. 2:21-cv-00861, issued an order consolidating the three cases under that case number and postponing a response from defendants until after the appointment of a lead plaintiff and the submission or designation of a consolidated complaint.

The Company cannot predict the outcome of these suits, and failure by the Company to obtain a favorable resolution of these suits could have a material adverse effect on its business, results of operations and financial condition. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated and as such the Company has not recorded a liability as of June 30, 2021.

Independent Special Committee Investigation

An independent special committee of the Company’s board of directors is conducting a review of papers co-authored by Dr. Kawas in connection with her doctoral research at Washington State University, among other things. The independent special committee has retained external counsel to assist the committee in its investigation.

Operating Leases

The Company has operating leases for laboratory and office facilities in Bothell, Washington that expire in August 2027. The initial terms of the leases range from 6.3 to 7 years and the Company has options to extend the leases for an additional five years that it is not reasonably certain to exercise. Additionally, the Company has a lease agreement for laboratory and office facilities at the University of Washington in Seattle, Washington with an initial term of 12 months for which the Company recognizes expense on a straight-line basis within operating expenses. As of June 30, 2021, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

June 30, 2021
Remaining 2021	$214
2022	452
2023	466
2024	480
2025	494
Thereafter	856
Total undiscounted lease payments	2,962
Present value adjustment for minimum lease commitments	(638)
Tenant improvement allowance receivable	(280)
Net lease liability	$2,044

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

June 30, 2021
Weighted average remaining lease term (years)	6.2
Weighted average discount rate	8.1%

Operating lease expense was $85,000 and $146,000 for the three and six months ended June 30, 2021, respectively. Variable lease expense was $20,000 and $40,000 for operating leases during the three and six months ended June 30, 2021, respectively. The Company did not recognize short term lease expense for the three months ended June 30, 2021. Rent expense recognized for short term leases was $12,000 for the three months ended June 30, 2020. Rent expense recognized for short term leases was $13,000 and $39,000 for the six months ended June 30, 2021 and 2020, respectively.

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

11. Common Stock

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and if declared by the Company’s board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No cash dividends have been declared by the board of directors from inception.

The Company has reserved the following shares of common stock for future issuance, on an as-converted basis, as follows:

	June 30, 2021	December 31, 2020
Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	2,484,278	1,974,870
Shares available for future grant under the 2020 Equity Incentive Plan	4,706,966	3,742,235
Shares available for future grant under the Employee Stock Purchase Plan	631,984	323,000
Total	7,823,228	6,040,105

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

Effective January 1, 2021, the Company’s 2020 Plan and ESPP reserves increased by 1,624,259 shares and 324,851 shares, respectively.

During the six months ended June 30, 2021, the Company issued 15,867 shares of common stock to service providers under the ESPP.

12. Stock-based Compensation

Stock‑based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$285	$9	$545	$20
General and administrative	824	40	1,538	87
Total stock-based compensation expense	$1,109	$49	$2,083	$107

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

•	Expected Dividend Yield—The Company has never paid dividends on its common stock and has no plans to pay dividends going forward. Therefore, it used an expected dividend yield of zero.

The fair value of each stock option was estimated using the Black‑Scholes option‑pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2021	2020
Risk-free interest rate	0.80%	1.43%
Expected volatility	89.34%	78.15%
Expected term (in years)	6.10	6.61
Expected dividend yield	—	—

The weighted-average grant-date fair value of options granted to employees and directors during the six months ended June 30, 2021 and 2020 was $10.2 million and $32,000 respectively. No options were granted to advisors during the six months ended June 30, 2021. The remeasured weighted-average fair value of options granted to advisors during the six months ended June 30, 2020 was $10,000.

Stock Option Activity

Changes in shares available for grant under the 2020 Plan during the six months ended June 30, 2021 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2020	3,742,235
2020 Plan reserve increase on January 1, 2021	1,624,259
Options and restricted stock units granted	(661,928)
Options forfeited, cancelled, or expired	2,400
Shares available for grant at June 30, 2021	4,706,966

A summary of stock option activity under the 2020 Plan for the six months ended June 30, 2021 was as follows:

	Shares	Weighted- Average Exercise price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	1,974,870	$9.31	7.98	$49,275
Granted	658,776	20.96
Exercised	(148,544)	1.27
Forfeited/expired	(2,400)	21.40
Balance at June 30, 2021	2,482,702	$12.87	8.17	$7,700
Expected to vest	1,855,435	$16.54	9.19	$2,210
Options exercisable	627,267	$2.01	5.18	$5,491

The total fair value of options granted to employees, directors, and advisors that vested during the six months ended June 30, 2021 was $297,000, which included $261,000 for options granted to employees and directors and $36,000 for options granted to advisors. The total fair value of options that vested during the six months ended June 30, 2020 was $124,000, which included $72,000 for options granted to employees and directors and $52,000 for options granted to advisors.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock underlying all options that were in-the-money at June 30, 2021. The aggregate intrinsic value of options exercised was $1.3 million during each of the six months ended June 30, 2021 and 2020, determined as of the date of option exercise. As of June 30, 2021, there was $12.2 million of total unrecognized compensation cost related to unvested stock options. The Company expects to recognize this cost over a remaining weighted-average period of 1.60 years. The Company utilizes newly issued shares to satisfy option exercises.

Stock options outstanding and exercisable under the 2020 Plan consisted of the following at June 30, 2021:

	Employees and Directors		Non-employees
Exercise Price ($)	Shares Outstanding	Shares Exercisable	Shares Outstanding	Shares Exercisable
0.16 to 1.00	226,980	226,980	—	—
1.04 to 1.49	468,273	240,028	142,014	121,522
17.00 to 19.94	819,872	33,028	195,453	—
20.55 to 29.41	630,110	5,709	—	—
Total	2,145,235	505,745	337,467	121,522

Restricted Stock Award Activity

In 2018, the Company issued a restricted stock award (“RSA”) to an advisor under the Company’s 2014 Equity Incentive Plan. The restricted stock award vests over three years and requires continued service to the Company during the vesting period. The vesting provisions of individual awards may vary as approved by the Company’s board of directors. If continued service terminates for any reason, the Company has the right to repurchase the unvested shares for no consideration. There were 4,204 shares subject to repurchase as of June 30, 2021 and December 31, 2020, all of which were related to non-employee RSAs. No RSAs were granted or vested during the six months ended June 30, 2021.

Restricted Stock Unit Activity

During the six months ended June 30, 2021, the Company issued a restricted stock unit (“RSU”) award to an advisor under the 2020 Plan. The RSUs will vest in full on August 3, 2021, subject to continued service to the Company during the vesting period.

A summary of RSU activity for the six months ended June 30, 2021 is as follows:

	Share Equivalent	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2020	—	$—
Granted	3,152	21.15
Vested	(1,576)	21.15
Non-vested at June 30, 2021	1,576	$21.15

13. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2021	2020
Convertible preferred stock on an as-converted basis	—	12,503,009
Non-vested RSAs	4,204	8,407
Non-vested RSUs	1,576	—
Stock options to purchase common stock	2,482,702	1,258,787
Employee stock purchase plan	964	—
Common stock warrants	—	1,658,411
Convertible preferred stock warrants	—	127,481
Total	2,489,446	15,556,095

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
•

the outcome of legal proceedings which have been or may in the future be instituted against us and certain of our directors and officers, including the legal proceedings discussed in “Part II, Item I—Legal Proceedings,” and elsewhere in this report;

•	the outcome of the investigation of the independent special committee of our board of directors discussed in “Part II, Item I—Legal Proceedings,” and elsewhere in this report;
•	our expectations regarding the continuing impact of COVID-19 on our business;
•	the size and growth potential of the markets for our product candidates, if approved for commercial use, and our ability to serve those markets;
•	the potential benefits of any strategic collaboration agreements we may enter into; and
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in “Part II, Item 1A—Risk Factors,” and elsewhere in this report. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. In this report, “we,” “our,” “us,” “Athira,” and “the Company” refer to Athira Pharma, Inc.

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

Our lead candidate, ATH-1017, is a subcutaneous administered, BBB-penetrating, small molecule HGF/MET activator. In our Phase 1a/1b clinical trial, ATH-1017 for the treatment of Alzheimer’s disease, or AD, was well tolerated with no serious adverse events. This clinical trial recruited 88 subjects, including 11 subjects with mild-to-moderate AD, who were assigned to treatment and control groups. Nonclinical studies and Phase 1 clinical trials with ATH-1017 demonstrated improvements in brain network activity indicating potentially positive effects on brain function. In the AD subjects, multiple dosing of ATH-1017 significantly improved P300 latency. P300 latency is a functional measure that is highly correlated with cognition; however, we have not yet established a connection between these P300 latency results and improved cognition. In September 2020, we began site initiation and patient screening for LIFT-AD, our Phase 2/3 clinical trial for ATH-1017 that may provide pivotal data in support of registration, for the treatment of mild-to-moderate AD, with topline results expected by the end of 2022. In November 2020, we also initiated ACT-AD, a P300 Phase 2 clinical trial, in mild-to-moderate AD to better understand the overall effects of ATH-1017 on working memory processing speed and cognitive measures, with topline results expected in the first half of 2022. In July 2021, we announced that we are enrolling patients into an open-label extension study for our LIFT-AD and ACT-AD clinical trials, which will allow us to collect up to one year of safety and efficacy data on ATH-1017. Beyond AD, we believe that ATH-1017 can potentially address the broader dementia patient population.

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

PROGRAM (ROA)[1]	INDICATION	PRECLINICAL: DISCOVERY AND DEVELOPMENT	CLINICAL: PHASE 1	PHASE 2	PHASE 3	ANTICIPATED UPCOMING MILESTONES
ATH-1017 (SC)	Alzheimer's Disease	LIFT AD Phase 2/3 Clinical Trial[2]				LIFT-AD topline data by end of 2022
		ACT AD Phase 2 Clinical Trial				ACT-AD topline data by first half 2022
		Open-Label Extension for LIFT AD & ACT AD				26-week open label extension initiated June 2021
	Parkinson's Disease Dementia	Shape PARKINSON'S DISEASE DEMENTIA Phase 2 Clinical Trial				Phase 2 initiation by end of 2021[3]
ATH-1020 (PO)	Neuropsychiatric Indications					IND filing by end of 2021
ATH-1018 (PO)	Peripheral Indications					IND filing by end of 2022

(1)	RoA: route of administration; SC: subcutaneous; PO: oral.
(2)	ATH-1017 for AD is in a Phase 2/3 clinical trial that may provide pivotal data in support of registration based on discussions with FDA.
(3)	PPD clinical development of ATH-1017 will be based on results from our Phase 1a/1b trial and include all required regulatory filings.

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

To date, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock in our IPO, the sale and issuance of convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From inception to June 30, 2021, we have raised aggregate net cash proceeds of approximately $407.4 million primarily from the issuance of our common stock, convertible preferred stock, common stock warrants, and convertible notes. We have incurred significant operating losses to date. Our net losses were $22.8 million and $3.8 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $63.9 million and cash, cash equivalents and investments of $349.9 million.

We expect to continue to incur increasing operating losses for the foreseeable future as we:

•

continue to advance ATH-1017 and our other product candidates through preclinical studies and clinical trials, including our Phase 2/3 clinical trial for ATH-1017 for the treatment of mild-to-moderate AD;

•	expand our pipeline of product candidates;
•	continue to grow our discovery organization and invest in the ATH platform;
•	ramp up manufacturing activities;
•	attract, hire and retain additional personnel;
•	obtain, maintain, expand and protect our intellectual property portfolio;
•	operate as a public company;
•	expand our laboratory and office facilities;
•	implement operational, financial and management information systems;
•	seek regulatory approval for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval; and
•

incur legal expenses associated with ongoing litigation and the ongoing investigation of the independent special committee of our board of directors, as further described in “Part II, Item I—Legal Proceedings,” and elsewhere in this report.

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We will require substantial additional funding to support our continuing operations and further the development of our product candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which could include income from collaboration, licensing or similar arrangements, for the foreseeable future.  Adequate funding may not be available when needed or on terms acceptable to us, or at all. If we are unable to raise additional capital as needed, we may have to significantly delay, scale back or discontinue development of our product candidates. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic and otherwise. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements at least through 2022.

The global COVID-19 pandemic continues to evolve, and we will continue to monitor the COVID-19 situation closely. While COVID-19 related restrictions have been eased in many locations around the globe, including in Bothell, Washington, where our principal offices are located, a resurgence in cases of COVID-19 or similar health epidemic could occur at any time, and the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. In particular, new and highly contagious variants of COVID‑19 continue to emerge and spread quickly throughout certain areas of the United States and elsewhere, and at this point we are unable to determine when and to what extent any such resurgence will affect our business. We will continue to actively monitor the evolving situation and ongoing impacts on our clinical trial enrollment, trial sites, contract research organizations, or CROs, third-party manufacturers, and other third parties with whom we do business, as well as on regulatory authorities and our key scientific and management personnel. As the situation evolves, we may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the ultimate extent to which the COVID-19 pandemic, or any potential resurgence of a variant thereof, may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

Recent Developments

Management Changes

On June 16, 2021, our board of directors determined to place Leen Kawas, Ph.D., President and Chief Executive Officer of the Company, on temporary paid leave pending a review of papers co-authored by Dr. Kawas in connection with her doctoral research at Washington State University, among other things. The board of directors has formed an independent special committee to undertake this review, which review is ongoing as of the date of this report. Dr. Kawas continues to serve as a member of the board of directors.

On the same day, the board of directors determined that during Dr. Kawas’s leave and effective immediately, Mark Litton, Ph.D., MBA, the Company’s Chief Operating Officer, would continue in that role but would also assume the day-to-day responsibilities of president and chief executive officer.

On June 1, 2021, we announced that the board of directors appointed Mark Worthington as our General Counsel, effective June 1, 2021. On June 14, 2021, we announced that the board of directors appointed Rachel Lenington as our Chief Technology Officer and Head of Product Development Strategy, effective June 14, 2021.

Board and Committee Composition

On August 5, 2021, we announced that Dr. Tadataka Yamada, M.D., a director and Chair of our board of directors, died unexpectedly of natural causes on August 4, 2021.

On August 5, 2021, the board of directors appointed Kelly A. Romano as Chair of the board, and Barbara Kosacz as Chair of each of the Compensation Committee and the Nominating and Corporate Governance Committee.

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

As of the date of this report, we cannot reasonably determine the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. Product candidates in later stages of development generally have higher development costs than those in earlier stages. We expect that our research and development expenses will increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, as our product candidates advance into later stages of development, as we begin to conduct larger clinical trials, as we seek regulatory approvals for any product candidates that successfully complete clinical trials, as we expand our product pipeline, as we maintain, expand, protect and enforce our intellectual property portfolio, and as we incur expenses associated with hiring additional personnel to support our research and development efforts. In particular, we expect our research and development expenses will increase substantially as we conduct our Phase 2 and Phase 2/3 clinical trials for ATH-1017, including the open-label extensions for those trials.

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

We expect that our general and administrative expenses will increase substantially for the foreseeable future as we increase our headcount to support our continued research activities and development of our programs. We also anticipate that we will incur substantially increased expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities, and other administrative and professional services. We expect an increase in legal expenses related to the ongoing class action litigation and independent special committee investigation. We also expect to continue to increase the size of our administrative function to support the growth of our business.

Grant Income

Grant income consists of income related to the Part the Cloud, which was completed in 2020, and NIH grants and is recognized as qualifying expenses under the grant agreements are incurred. We expect grant income associated with the NIH grant will increase in future years, as we expect qualifying expenses under the grant terms to increase substantially in relation to our continued research activities and development of our programs. Under the terms of the agreement, we may receive approximately $7.8 million, with the potential for an additional $7.4 million, up to an aggregate of $15.2 million.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,
			Dollar	%
	2021	2020	Change	Change
	(in thousands)
Operating expenses:
Research and development	$12,024	$1,677	$10,347	617%
General and administrative	4,613	575	4,038	702
Total operating expenses	16,637	2,252	14,385	639
Loss from operations	(16,637)	(2,252)	(14,385)	639
Grant income	2,589	—	2,589	*
Other income (expense), net	74	260	(186)	(72)
Net loss	$(13,974)	$(1,992)	$(11,982)	602

* Not meaningful

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended June 30,
			Dollar	%
	2021	2020	Change	Change
	(in thousands)
Direct costs:
ATH-1017	$10,150	$1,381	$8,769	635%
Preclinical programs and other direct costs	572	—	572	*
Total direct costs	10,722	1,381	9,341	676
Indirect costs:
Personnel-related costs, including stock- based compensation	1,114	243	871	358
Facilities and other costs	188	53	135	255
Total research and development expenses	$12,024	$1,677	$10,347	617

Research and development expenses increased by $10.3 million, from $1.7 million for the three months ended June 30, 2020 to $12.0 million for the three months ended June 30, 2021. The increase was driven primarily by an increase in expenses for ATH-1017 of $8.8 million related to continued patient enrollment and clinical site visit activity for our Phase 2 clinical trials, start-up activities associated with our open-label extension for our Phase 2 clinical trials, and clinical drug supply manufacturers in support of our Phase 2 clinical trials, and to lesser extents, by increases in personnel-related costs due primarily to increases in preclinical research and development expenses for new product candidates, and an increase in headcount, facilities, and other costs supporting our general growth.

General and Administrative Expenses

General and administrative expenses increased by $4.0 million, from $0.6 million for the three months ended June 30, 2020 to $4.6 million for the three months ended June 30, 2021. The increase was primarily due to an increase in personnel-related costs of $1.7 million, due primarily to an increase in headcount to support our continued growth, an increase in insurance costs of $0.8 million, an increase in legal costs of $0.6 million, which includes costs related to legal proceedings, an increase in facilities costs of $0.3 million, and to a lesser extent, increases in business development, accounting, technical and consulting services expenses.

Grant Income

Grant income of $2.6 million for the three months ended June 30, 2021 was recognized in connection with the NIH grant. No grant income was recognized during the three months ended June 30, 2020.

Other Income (Expense), Net

Other income (expense), net, changed from income of $0.3 million for the three months ended June 30, 2020 to income of $0.1 million for the three months ended June 30, 2021. Other income for the three months ended June 30, 2021 consisted of interest income on our available for sale securities. Other income for the three months ended June 30, 2020 consisted of gains on liability instruments recorded at fair value of $0.4 million, offset by $0.1 of accretion of discounts on convertible notes.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,
			Dollar	%
	2021	2020	Change	Change
	(in thousands)
Operating expenses:
Research and development	$19,469	$2,269	$17,200	758%
General and administrative	7,949	1,250	6,699	536
Total operating expenses	27,418	3,519	23,899	679
Loss from operations	(27,418)	(3,519)	(23,899)	679
Grant income	4,420	22	4,398	19,991
Other income (expense), net	158	(300)	458	(153)
Net loss	$(22,840)	$(3,797)	$(19,043)	502

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Six Months Ended June 30,
			Dollar	%
	2021	2020	Change	Change
	(in thousands)
Direct costs:
ATH-1017	$16,338	$1,730	$14,608	844%
Preclinical programs and other direct costs	884	18	866	4,811
Total direct costs	17,222	1,748	15,474	885
Indirect costs:
Personnel-related costs, including stock- based compensation	1,966	419	1,547	369
Facilities and other costs	281	102	179	175
Total research and development expenses	$19,469	$2,269	$17,200	758

Research and development expenses increased by $17.2 million, from $2.3 million for the six months ended June 30, 2020 to $19.5 million for the six months ended June 30, 2021. The increase was driven primarily by an increase in expenses for ATH-1017 of $14.6 million related to continued patient enrollment and clinical site visit activity for our Phase 2 clinical trials, start-up activities associated with our open-label extension for our Phase 2 clinical trials, and clinical drug supply manufacturers in support of our Phase 2 clinical trials, and to lesser extents, by increases in personnel-related costs due primarily to increases in preclinical research and development expenses for new product candidates, and an increase in headcount, facilities, and other costs supporting our general growth.

General and Administrative Expenses

General and administrative expenses increased by $6.6 million, from $1.3 million for the six months ended June 30, 2020 to $7.9 million for the six months ended June 30, 2021. The increase was primarily due to an increase in personnel-related costs of $2.9 million, due primarily to an increase in headcount to support our continued growth, an increase in insurance costs of $1.6 million, an increase in legal costs of $0.7 million, an increase in facilities costs of $0.6 million, and to a lesser extent, increases in business development, accounting, technical and consulting services expenses.

Grant Income

Grant income increased by $4.4 million, from less than $0.1 million for the six months ended June 30, 2020 to $4.4 million for the six months ended June 30, 2021. The increase was solely driven by our acceptance of the NIH grant, under which we recognized grant income of $4.4 million. Grant income recognized during the six months ended June 30, 2020 under the Part the Cloud grant did not recur in the six months ended June 30, 2021.

Other Income (Expense), Net

Other income (expense), net, changed from expense of $0.3 million for the six months ended June 30, 2020 to income of $0.2 million for the six months ended June 30, 2021. Other income for the six months ended June 30, 2021 consisted of interest income on our available for sale securities. Other expense for the six months ended June 30, 2020 consisted of accretion of discounts on convertible notes of $0.3 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From our inception through June 30, 2021, we have raised aggregate net cash proceeds of $407.4 million primarily from the issuance of our common stock, convertible preferred stock, common stock warrants, and convertible notes.

Recent sales of our common stock were as follows.

	Common		Net
	Shares	Price	Proceeds
	Issued	Per Share	(in millions)
September 2020 IPO	12,000,000	$17.00	$186.4
October 2020 overallotment exercise	1,397,712	$17.00	$22.1
January 2021 follow-on public offering	4,000,000	$22.50	$84.1
February 2021 overallotment exercise	600,000	$22.50	$12.7
Total	17,997,712		$305.3

As of June 30, 2021, we had $349.9 million in cash, cash equivalents and investments and have not generated positive cash flows from operations. Since our inception, we have devoted substantially all of our resources to our research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Future Funding Requirements

Based upon our current operating plan, we estimate that our $349.9 million of cash, cash equivalents, and investments at June 30, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the 12 months following the date of this report. We will need to raise substantial additional capital to fund the development of our product candidates. Until such time as we can generate significant revenue from product sales, we expect to finance our operations through the sale of equity securities, debt financings, or other capital, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and otherwise. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

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

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the costs related to ongoing legal proceedings;
•	any expenses needed to attract, hire and retain skilled personnel;
•	the costs of operating as a public company;
•	the costs associated with expanding our laboratory and office facilities;; and
•	the extent to which we acquire or in-license other companies’ product candidates and technologies.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(14,622)	$(4,037)
Investing activities	(11,253)	3
Financing activities	96,951	87,144
Net increase in cash and cash equivalents	$71,076	$83,110

Operating Activities

During the six months ended June 30, 2021, net cash used in operating activities was $14.6 million. This consisted primarily of a net loss of $22.8 million, partially offset by non-cash charges of $2.5 million and a decrease in our net operating assets of $5.7 million. The non-cash charges primarily consisted of stock-based compensation expense, depreciation expense, and accretion of discounts on our convertible notes. The decrease in our net operating assets was due to a decrease in prepaid expenses and other current assets and an increase in accounts payable and accrued expenses, partially offset by an increase in unbilled grant receivable.

During the six months ended June 30, 2020, net cash used in operating activities was $4.0 million. This consisted primarily of a net loss of $3.8 million, partially offset by non-cash charges of $0.4 million and an increase in our net operating assets of $0.6 million. The non-cash charges primarily consisted of stock-based compensation expense, non-cash interest expense and accretion of discounts on our convertible notes, changes in the carrying value of liabilities stated at fair value, and the gain on extinguishment of our convertible notes. The increase in our net operating assets was due to an increase in prepaid expenses and other current assets, partially offset by an increase in accounts payable and accrued expenses.

Investing Activities

During the six months ended June 30, 2021, net cash used in investing was $11.3 million. This consisted of purchases of available-for-sale securities, partially offset by maturities and proceeds from sales of available-for-sale securities.

During the six months ended June 30, 2020, net cash provided by investing activities was $3,000. This consisted of principal repayments received on the unsecured related party note receivable.

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $97.0 million, primarily driven by proceeds received from our follow-on public offering, and to a lesser extent from exercises of stock options.

During the six months ended June 30, 2020, net cash provided by financing activities was $87.1 million. This consisted primarily of net proceeds received from the issuance of our Series B convertible preferred stock and common stock warrants of $85.4 million, $1.7 million from the issuance of our convertible notes, and to a lesser extent from exercise of stock options.

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

During the six months ended June 30, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 25, 2021 and Note 2 to our unaudited condensed consolidated financial statements included in “Part I, Item 1—Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. The following is a brief description of the more significant legal proceedings.

Securities Class Actions

On June 25, 2021, plaintiffs Fan Wang and Hang Gao filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against us and our Chief Executive Officer, Dr. Leen Kawas, captioned Wang v. Athira Pharma, Inc., et al., No. 2:21-cv-00861. Plaintiffs Wang and Gao assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, alleging that the defendants made materially false and misleading statements and omitted material adverse facts regarding our business. Specifically, the Wang plaintiffs allege that we failed to disclose to investors that certain research conducted by Dr. Kawas was allegedly tainted by scientific misconduct during her doctoral work at Washington State University, including the manipulation of data, and that as a result, the defendants’ positive statements about our business, operations, and prospects were materially misleading. The Wang plaintiffs seek unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees.

That same day, on June 25, 2021, plaintiff Harshdeep Jawandha filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against us, Dr. Kawas, the Company’s Chief Financial Officer, certain members of our board of directors at the time of our IPO, as well as the IPO underwriters, captioned Jawandha v. Athira Pharma, Inc., et al., No. 2:21-cv-00862. The Jawandha complaint asserts violations of Sections 11 and 15 of the Securities Act of 1933, alleging that that our IPO registration statement was materially false and misleading because it omitted to state that certain of Dr. Kawas’s published doctoral research papers at Washington State University contained allegedly improperly altered images, that the research was allegedly foundational to Athira’s efforts to develop treatments for Alzheimer’s, that, as a result, and that the defendants’ positive statements about our business, operations, and prospects were materially misleading. The plaintiff seeks unspecified compensatory damages, and reasonable costs and expenses, including attorneys’ fees.

Also on June 25, 2021, plaintiffs Timothy Slyne and Tai Slyne filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against us, Dr. Kawas, our Chief Financial Officer, and the same members of our board of directors and underwriters as in the Jawandha complaint, captioned Slyne v. Athira Pharma, Inc. et al., No. 2:21-cv-00864. The Slyne complaint asserts violations of Sections 11 and 15 of the Securities Act of 1933, alleging that purported issues with Dr. Kawas’s doctoral research at Washington State University should have been disclosed in our IPO registration statement. The Slyne plaintiffs seek unspecified compensatory damages, reasonable costs and expenses, including attorneys’ fees, and injunctive and other equitable relief.

On August 9, 2021, the Honorable Judge Thomas S. Zilly, the district judge presiding over Wang v. Athira Pharma, Inc., et al., No. 2:21-cv-00861, issued an order consolidating the three cases under that case number and postponing a response from defendants until after the appointment of a lead plaintiff and the submission or designation of a consolidated complaint.

An independent special committee of our board of directors is conducting a review of papers co-authored by Dr. Kawas in connection with her doctoral research at Washington State University, among other things.

We cannot predict the outcome of these suits. Failure by us to obtain a favorable resolution of these suits could have a material adverse effect on our business, results of operations and financial condition.

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

Our business depends entirely on the successful discovery, development and commercialization of our product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate product revenue will depend heavily on the successful clinical development and eventual commercialization of ATH-1017 and one or more of our other future product candidates. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve a number of objectives, including:

•

successful and timely completion of nonclinical and clinical development of our product candidates and any future product candidates, as well as the associated costs, including any unforeseen costs we may incur as a result of nonclinical study or clinical trial delays due to COVID-19 or other causes;

•

establishing and maintaining relationships with contract research organizations, or CROs, and clinical sites for the clinical development, both in the United States and internationally, of our product candidates and any future product candidates;

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

Our approach to targeting brain growth factors through the use of small molecules is based on a novel therapeutic approach, which exposes us to unforeseen risks. We have limited data from our Phase 1a/1b clinical trial, including only 11 patients with mild to moderate AD, and we cannot be certain that future trials will yield similar data. In addition, our use of EEG methods to gather data requires placement of electrodes on a subject’s scalp and, if not properly placed, we may be unable to obtain the data sought or data obtained may be unreliable.

We have discovered and are developing a platform of small molecule product candidates from which we have selected our lead product candidate, ATH-1017, which is under development to treat Alzheimer’s disease, or AD, and Parkinson’s disease dementia, or PDD. Our product candidates target a brain growth factor which is expected to increase synaptic density, recovery in the network and information transmission in the brain, which we believe could ultimately result in improvement in cognition and clinical symptoms. The therapeutic promise of brain growth factors in neurodegenerative disorders had been hampered in earlier therapies by the lack of efficient and non-invasive delivery to the brain. Our small molecule product candidates are designed to penetrate the blood brain barrier and enhance the activity of a brain growth factor, but we cannot be certain that our clinical trials will provide sufficient evidence that our design approach results in the intended therapeutic effect.

Based on the results of our nonclinical and clinical studies to date, we believe ATH-1017 has the potential to rapidly improve cognition and durably restore the lives of patients suffering from AD. However, these ideas and this approach are novel, and we currently have limited data based on our Phase 1a/b clinical trial, which enrolled 88 subjects, including only 11 patients with mild to moderate AD, of whom seven patients were treated with ATH-1017 and the other four patients were randomized to the control. Data from our Phase 1a/1b clinical trial, while promising, were obtained from a relatively small number of subjects and a single clinical site and we cannot be certain that future trials involving a larger number of subjects and clinical sites will yield similar data. Additionally, in our Phase 1a/1b clinical trial, we used electroencephalogram, or EEG, methods to gather data that we believe provide valuable insight into cognitive processing of the subjects evaluated. These EEG methods require the placement of electrodes on a subject’s scalp and, if these electrodes are not properly placed, we may be unable to obtain the data sought or the data obtained may be compromised and unreliable. In our Phase 1a/1b clinical trial, data from certain subjects were not obtained due to problems encountered with the placement of the EEG electrodes and other technical issues, such as subject movement. While we believe the lack of data from these subjects did not impact the reliability or interpretation of the remaining data from this trial, we may in the future face similar issues with EEG methods, which could compromise future clinical trial results. We may ultimately discover that ATH-1017, or any of our other small molecules, do not possess certain properties required for therapeutic effectiveness. We have no long-term evidence regarding the efficacy, safety and tolerability of ATH-1017 or other small molecules in our product platform. We may spend substantial funds attempting to develop these product candidates and never succeed in doing so.

We have concentrated our research and development efforts on the treatment of CNS and peripheral degenerative disorders, a field that has seen very limited success in product development.

We have focused our research and development efforts on addressing central nervous system, or CNS, and peripheral degenerative disorders. Collectively, efforts by pharmaceutical companies in the field of CNS and peripheral degenerative disorders have seen very limited successes in product development. The development of CNS therapies presents unique challenges, including an imperfect understanding of the biology, the presence of the blood brain barrier, or BBB, that can restrict the flow of drugs to the brain, a frequent lack of translatability of preclinical study results in subsequent clinical trials and dose selection, and the product candidate having an effect that may be too small to be detected using the outcome measures selected in clinical trials or if the outcomes measured do not reach statistical significance. There are few effective therapeutic options available for patients with AD and other CNS or peripheral disorders. Our future success is highly dependent on the successful development of our technology and our product candidates for treating CNS and peripheral disorders. Developing and, if approved, commercializing our product candidates for treatment of CNS and peripheral disorders subjects us to a number of challenges, including ensuring that we have selected the optimal doses, executing an appropriate clinical trial to test for efficacy and obtaining regulatory approval from the FDA and other regulatory authorities.

An independent special committee of our board of directors is currently engaged in a review of papers co-authored by our chief executive officer in connection with her doctoral research at Washington State University.

An independent special committee of our board of directors is currently engaged in a review of papers co-authored by our chief executive officer, Dr. Leen Kawas, in connection with her doctoral research at Washington State University, among other things, including an investigation of allegations that Dr. Kawas manipulated images used in research published by Dr. Kawas in connection with her Ph.D. studies.

While the independent special committee’s investigation is ongoing and the outcome remains unknown, a finding of misconduct on the part of Dr. Kawas, or any other person associated with us, whether or not such misconduct is related to any of our current product candidates or ongoing clinical research, could have a material adverse effect on our reputation, our current patents, licenses and grants and pending patent applications and grants, and could lead to further investigation from government agencies, including the FDA, any of which could have a material adverse impact on our business and prospects.

As disclosed elsewhere in this report, including in this “Risk Factors” section under the heading “—We and certain of our directors and executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention,” and in “Part II, Item 1—Legal Proceedings,” lawsuits have been filed against us and certain of our directors and officers, alleging violations of federal securities laws related to alleged false and misleading statements in connection with the alleged misconduct of Dr. Kawas and others associated with us. As a result of these allegations and the ongoing litigation against us and certain of our directors and officers and related matters, we have been the subject of negative publicity. This negative publicity may harm our relationships with current and future investors, government regulators, current and prospective employees, key opinion leaders, prospective collaborators, advocacy groups, current and future patients enrolled in our clinical trials, physicians and prospective patients and vendors. For example, this negative publicity may adversely affect our ability to recruit and hire talented employees, maintain existing business relationships with CROs, clinical trial sites and other parties, enter into new business relationships, enroll patients in our clinical trials, and maintain a viable business in the future. Also, it is possible that the negative publicity and its effect on our work environment could cause our employees to terminate their employment or, if they remain employed by us, result in reduced morale that could have a material adverse effect on our business. In addition, negative publicity has and may continue to adversely affect our stock price and, therefore, employees and prospective employees may be less inclined to seek or continue employment with us. As a result, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Washington State University has undertaken a review of claims of potential research misconduct involving our chief executive officer’s doctoral research at Washington State University.

In addition to the investigation of the independent special committee of our board of directors noted above, Washington State University, or WSU, has also announced that it has undertaken a review of claims of potential research misconduct involving research conducted by Dr. Kawas during her doctoral studies at WSU. This review is ongoing, and at this time we cannot predict the outcome of the investigation, including whether any misconduct will be discovered or proven or what effect the investigation will ultimately have on our business and reputation. We are also unable to predict with any certainty when WSU’s investigation will be completed. It is possible that the ongoing investigation by WSU will come to different conclusions, or uncover new or different information, than the ongoing investigation of the independent special committee of our board of directors. If misconduct is discovered, it could have a material adverse impact on our business, reputation, and prospects, as well as our current and pending patents and patent applications, current and pending grants and grant applications, and our relationship with WSU, from whom we in-license patents underlying certain of our product candidates.

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of early, smaller-scale preclinical studies and clinical trials with a single or few clinical trial sites may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials across multiple clinical trial sites. We may encounter substantial delays in clinical trials, or may not be able to conduct or complete clinical trials on the expected timelines, if at all.

Our lead product candidate, ATH-1017, is in clinical development for the potential treatment of AD and PDD. Our additional product candidates, including ATH-1018 and ATH-1020, are in nonclinical development. It is impossible to predict when or if any of our product candidates will prove to be effective and safe in humans or will receive regulatory approval.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical studies and clinical trials that our product candidates are both safe and effective for each target indication. Nonclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the nonclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in nonclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. For example, testing on animals occurs under different conditions than testing in humans and therefore, the results of animal studies may not accurately predict safety and effectiveness in humans. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through nonclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. Likewise, early, smaller-scale studies and clinical trials with a single or few clinical trial sites may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials across multiple clinical trial sites. Even if data from a pivotal clinical trial are positive, regulators may not agree that such data are sufficient for approval and may require that we conduct additional clinical trials, which could materially delay our anticipated development timelines, require additional funding for such additional clinical trials, and adversely impact our business. For example, LIFT-AD is a trial that we initiated in September 2020, which may provide pivotal data in support of registration. In November 2020, we initiated ACT-AD, a P300 Phase 2 clinical trial, to better understand the overall effects of ATH-1017 on working memory processing speed and cognitive measures, with topline results expected in the first half of 2022. These data will help support strategic decisions around any additional pivotal trials that we may initiate in parallel to the LIFT-AD trial if the results from the ACT-AD P300 Phase 2 clinical trial do not meet our expectations. However, even if we receive positive data in our ACT‑AD and LIFT-AD trials, we cannot be certain that the FDA or other regulators will find such data sufficient for approval of ATH-1017. Our ability to achieve regulatory approval for ATH-1017 is further complicated by the nature of AD, which historically has been a challenging indication for drug development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence nonclinical studies and clinical trials are never approved as products.

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

On July 6, 2021, we announced the initiation of open-label extensions for the LIFT-AD and ACT-AD trials.  Following completion of the 26-week treatment period during the LIFT-AD or ACT-AD trials, patients may elect to continue on the open-label extension and receive treatment with ATH-1017 for up to an additional 26 weeks. Investigators and patients will remain blinded to treatment group assignment in the original trials. Such open-label extension studies are, and some of the clinical trials we conduct in the future may be, open-label in study design conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-

label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards, or IRBs, of the institutions in which such clinical trials are being conducted, by a data safety monitoring board for such clinical trial or by the FDA or comparable foreign regulatory authorities. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

•	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;
•	the FDA or comparable foreign regulatory authorities disagreeing with our ATH clinical development strategy or statistical plan;
•	changes in governmental regulations or administrative actions;
•	delays in our ability to commence a clinical trial;
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

Additionally, we rely on data received from clinical trials, whether preliminary or final, to inform decisions on future clinical trials, including trial design, trial size, and whether or not to initiate additional clinical trials. For example, in November 2020, we initiated ACT-AD, a P300 Phase 2 clinical trial, to better understand the overall effects of ATH-1017 on working memory processing speed and cognitive measures, with topline results expected in the first half of 2022. These data will help support strategic decisions around any additional pivotal trials that we may initiate in parallel to the LIFT-AD trial if the results from the ACT-AD P300 Phase 2 clinical trial do not meet our expectations. The topline results of this ACT-AD P300 Phase 2 clinical trial will be based on a preliminary analysis of then-available data, and a more comprehensive and full review of the data may result in different conclusions, which could have a negative impact on our decisions regarding any additional trials for ATH-1017.

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

For example, we intend to enroll approximately 240 to 300 AD subjects with mild-to-moderate AD in LIFT-AD and 60 to 75 AD subjects with mild-to-moderate AD in our ACT-AD P300 Phase 2 clinical trial. If we are delayed or unsuccessful in enrolling the desired number of subjects in these trials, whether as a result of competing clinical trials, overly stringent eligibility requirements, or the ongoing impact of COVID-19 on both clinical trial sites and potential AD subjects, our clinical trial results could be delayed, the costs of our clinical trials could materially increase, and the overall development timeline for ATH-1017 could be negatively impacted. For example, enrollment in our ongoing clinical trials, and in particular our ACT-AD clinical trial, has been slowed due to the effects of the COVID-19 pandemic, including governmental restrictions imposed in Australia, where certain of our clinical trial sites are located. This slowed recruitment has resulted in a change in the anticipated timing of top-line results from our Phase 2 ACT-AD clinical trial, which are currently expected by the first half of 2022. Even if we are successful in enrolling the targeted number of subjects in these trials, the FDA and other regulators may request additional clinical trials with larger numbers of subjects as a condition to any regulatory approval.

Enrollment of patients in our clinical trials may be further delayed or limited as our clinical trial sites limit their onsite staff or temporarily close as a result of the COVID-19 pandemic, including in response to the emergence of any new variants thereof. In addition, patients may not be able to visit clinical trial sites for data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. The drop-out rates in our clinical trials may be increased during the pandemic. Clinical trial patients who become infected with the COVID-19 virus may complicate the clinical trial data, procedures, and analysis. These factors resulting from the COVID-19 pandemic could delay the anticipated readouts from our clinical trials and our regulatory submissions, and increase the costs associated of the clinical trials.

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

Product candidates that we may successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see the section titled “Business—Competition” in our Annual Report on Form 10‑K filed with the SEC on March 25, 2021.

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

The loss of any of our key personnel could significantly harm our business, results of operations and competitive position.

In order to compete, we must attract, retain, and motivate executives and other key employees. Hiring and retaining qualified executives, scientists, technical and legal and accounting staff are critical to our business, and competition for experienced employees in our industry can be intense. The loss of one or more of these key employees, or our inability to hire additional key personnel when needed, could have a material adverse effect on our business and prospects.

In June 2021 our board of directors determined to place Dr. Leen Kawas, our chief executive officer, on temporary leave pending a review of papers co-authored by Dr. Kawas in connection with her doctoral research at Washington State University, among other things. As discussed elsewhere in this report, including in this Risk Factors section under the heading “—An independent special committee of our board of directors is currently engaged in a review of papers co-authored by our chief executive officer in connection with her doctoral research at Washington State University,” an independent special committee of our board of directors is engaged in an investigation of these matters, which investigation is ongoing. In the meantime, Mark Litton, Ph.D., MBA, our chief operating officer, has continued in that role but has also assumed the day-to-day responsibilities of president and chief executive officer. At this time, we are unable to state with any certainty when, if ever, Dr. Kawas will resume her duties as chief executive officer. If Dr. Kawas does not resume her duties as our chief executive officer, the succession and transition process may have a direct or indirect adverse effect on our business, results of operations, hiring and retention efforts, and competitive position.

Risks Relating to COVID-19 and Other Health Epidemics

The continuing effects of the novel coronavirus disease, or COVID-19, pandemic could adversely impact our business, including our nonclinical studies and clinical trials.

The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we temporarily closed our executive offices and limited the number of staff in our research and development laboratory spaces. While at this time our offices and laboratory spaces have been reopened at full capacity, a resurgence in cases of COVID-19 or a similar health epidemic could recur at any time, which may cause us to again close down our facilities or take other measures in response. In particular, new and highly contagious variants of COVID‑19 continue to emerge and spread quickly throughout certain areas of the United States and elsewhere, and at this point we are unable to determine when and to what extent any such resurgence will affect our business. In addition, a number of our clinical trial sites have been subject to restrictions related to COVID-19 that have adversely affected their operations. While COVID-19 related restrictions have been eased in many of our clinical trial sites, new restrictions could be imposed at any time, whether in response to an outbreak of a new variant of COVID-19 or any similar outbreak. While the extent of the continuing impact of the COVID-19 pandemic on our business and financial results is uncertain, a resurgence in cases of COVID-19 or similar epidemic could have a material negative impact on our business, financial condition and operating results.

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

We have not generated any revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue. We had net losses of $22.8 million and $3.8 million for the six months ended June 30, 2021 and 2020, respectively, and an accumulated deficit of $63.9 million as of June 30, 2021.

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

•	change or add additional manufacturers or suppliers and manufacture drug supply and drug product for clinical trials and commercialization;
•	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials;
•	attract, hire and retain additional personnel;
•	operate as a public company;
•	continue to expand our facilities and lab space;
•	seek to identify and validate additional product candidates;
•	acquire or in-license other product candidates and technologies;
•	make milestone or other payments under our in-license or other agreements;
•	maintain, protect and expand our intellectual property portfolio;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	create additional infrastructure to support our operations and our product development and planned future commercialization efforts; and
•	experience any delays or encounter issues with any of the above.

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

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of June 30, 2021, we had cash, cash equivalents, and investments of $349.9 million. Based upon our current operating plan, we estimate that our existing cash, cash equivalents, and investments will be sufficient to fund our operating expenses and capital expenditure requirements at least through 2022. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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
•

costs arising out of the ongoing investigation of the independent special committee of our board of directors described in
“—An independent special committee of our board of directors is currently engaged in a review of papers co-authored by our chief executive officer in connection with her doctoral research at Washington State University,” and in “Part II, Item 1—Legal Proceedings” of this report, may discourage potential counterparties from entering into relationships with us;

•	the cost, timing and outcomes of any litigation involving our company, including securities class actions and government investigations which we may or may in the future become involved in;
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
•

the FDA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•

the approval policies or regulations of the FDA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval or resulting in delays in our regulatory approval, including, for example, in connection with the recent controversy and ongoing government investigation of the FDA’s approval process for Biogen’s AD drug Aduhelm.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 public health emergency, the FDA postponed most inspections of foreign manufacturing facilities and routine surveillance inspections of domestic manufacturing facilities in 2020. In May 2021, the FDA issued updated guidance on manufacturing, supply chain, and drug and biological product inspections, indicating that it intends to continue using other tools and approaches where possible for pre-approval inspections, and that it will continue to conduct “mission-critical” inspections on a case-by-case basis, or, where possible to do so safely, resume prioritized domestic inspections, such as pre-approval and surveillance inspections. If a prolonged government shutdown occurs, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Further, to the extent the FDA materially changes its policies or regulatory requirements with respect to the accelerated approval program or its internal review process for such program, our clinical development plans and regulatory approval under such program could be materially impacted or delayed.  In view of the recent controversy regarding the FDA’s approval of Biogen’s Aduhelm through the accelerated approval pathway, the FDA has requested the Office of the Inspector General to investigate the FDA’s review of Aduhelm leading up to its approval.  It is unclear how this investigation will generally impact the FDA’s review process, policies, and data requirements for the accelerated approval program in the future or specifically impact new drug applications in the treatment of Alzheimer’s disease and our clinical development programs.

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

As discussed above, since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. We cannot predict how this Supreme Court decision or future litigation will impact our business, or what other healthcare measures and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation may have on our business. Complying with any new legislation and regulatory requirements could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

In addition to the risks relating to the outcome of the independent special committee’s investigation noted above, we are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities. Misconduct by these parties could include failures to comply with FDA regulations, provide accurate information to the FDA, comply with federal and state health care fraud and abuse laws and regulations, accurately report financial information or data or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations.

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

We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy and obtain marketing approval. In addition, the effects to our business and reputation discussed in “—An independent special committee of our board of directors is currently engaged in a review of papers co-authored by our chief executive officer in connection with her doctoral research at Washington State University,” may discourage potential counterparties from entering into relationships with us.

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

Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, healthcare payors and others in the medical community. The degree of market acceptance or reimbursement of any of our approved product candidates will depend on a number of factors, including:

•	the efficacy and safety profile as demonstrated in clinical trials compared to alternative treatments;
•	the timing of market introduction of the product candidate as well as competitive products;
•	the clinical indications for which the product candidate is approved;
•	the extent of physician acceptance of FDA approved Alzheimer’s therapies;

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

If any of our product candidates are approved but do not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue from such product candidates and our financial results could be negatively impacted.

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

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or the patent applications of any current or future licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties.

Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. Thus, the degree of future protection for our and any current or future licensors’ proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.

As of June 30, 2021, our patent portfolio consists of approximately nine owned or in-licensed U.S. issued patents, two owned U.S. pending patent applications, 13 in-licensed patents issued in jurisdictions outside of the United States, eight owned or in-licensed pending patent applications in jurisdictions outside of the United States, and two owned pending international applications filed under the Patent Cooperation Treaty (the “PCT”). However, we cannot be certain that the claims in our U.S. pending patent applications, corresponding international patent applications, or those of any current or future licensors, will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our owned or in-licensed patents will not be found invalid or unenforceable if challenged.

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

The patent prosecution process is also expensive and time-consuming, and we and any current or future licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we or any current or future licensors will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications and those of any current or future licensors may not result in patents being issued which protect our product candidates or which effectively prevent others from commercializing competitive product candidates.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we own or in-license currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged or circumvented by third parties or may be narrowed, invalidated or rendered unenforceable as a result of challenges by third parties. Consequently, we do not know whether our product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents or the patents of any current or future licensors by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents or the patents of any current or future licensors may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, our patents or the patents of any current or future licensors may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our claim of priority of invention or other features of patentability with respect to our patents and patent applications and those of any current or future licensors. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of any current or future licensors is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to develop products that are similar to our product candidates but that are not covered by the claims of the patents that we own or license;
•	we or any current or future licensors or collaborators might not have been the first to make the inventions covered by the issued patents or patent application that we own or license;
•	we or any current or future licensors or collaborators might not have been the first to file patent applications covering certain of our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that the pending patent applications we own or license will not lead to issued patents;
•	issued patents that we own or license may be held invalid or unenforceable, as a result of legal challenges by our competitors;
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

Because our development programs may in the future require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property, or if we are unable to maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may be involved in lawsuits to protect or enforce our patents or any current or future licensors’ patents, which could be expensive, time consuming and unsuccessful. Further, our issued patents or any current or future licensors’ patents could be found invalid or unenforceable if challenged in court.

Competitors may infringe our intellectual property rights. To prevent infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or in-license is not valid, is unenforceable, and/or is not infringed. If we or any of our potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, the defendant could counterclaim that our patent or the patent of any current or future licensors is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, non-enablement, or obviousness-type double patenting. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.

Third parties may also raise similar invalidity claims before the USPTO or patent offices abroad, even outside the context of litigation. Such mechanisms include re-examination, PGR, IPR, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents or any current or future licensors’ patents in such a way that they no longer cover our technology or platform, or any product candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

The outcome following legal assertions of invalidity and/or unenforceability is unpredictable, and prior art could render our patent or any current or future licensors’ patent invalid. There is no assurance that all potentially relevant prior art relating to our patent and patent applications or the patent and patent applications of any current or future licensors has been found. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patent and patent applications or the patent and patent applications of any current or future licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim.

If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we may lose at least part, and perhaps all, of the patent protection on such product candidate. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patent and patent applications of any current or future licensors is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

Derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of any current or future licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring our product candidates to market.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications or those of any current or future licensors and the enforcement or defense of our issued patents or those of any current or future licensors.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we may not be certain that we or any current or future licensors are the first to either (1) file any patent application related to our product candidates or (2) invent any of the inventions claimed in the patents or patent applications.

The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications are prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including PGR, IPR, and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications or those of any current or future licensors and the enforcement or defense of our issued patents or those of any current or future licensors, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents or those of any current or future licensors may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and clinical trials by referencing our clinical and nonclinical data and launch their product earlier than might otherwise be the case.

We will not be able to protect our intellectual property rights throughout the world.

We own or in-license approximately nine U.S. issued patents and own two U.S. pending patent applications, as well as 13 in-licensed patents issued in jurisdictions outside of the United States, one in-licensed pending patent application in jurisdictions outside of the United States, seven owned patent applications pending in jurisdictions outside of the United States, and two owned pending international applications filed under the PCT. However, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we will not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of any current or future licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or any current or future licensors’ patents or marketing of competing products in violation of our proprietary rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents or the patents of any current or future licensors at risk of being invalidated or interpreted narrowly and our patent applications or the patent applications of any current or future licensors at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of our patents and/or applications and those of any current or future licensors. We have systems in place to remind us to pay these fees, and we rely on our outside patent annuity service to pay these fees when due. Additionally, the USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest, and it may be difficult and costly to register, maintain and/or protect our rights to these trademarks and trade names in jurisdictions in and outside of the United States. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

In addition, subject to the terms of any such license agreements, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. In such an event, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If any of our current or future licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are subject of such licensed rights could be adversely affected.

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

Risks Relating to Ownership of Our Common Stock

We and certain of our directors and executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention.

As described elsewhere in this report in “Part II, Item I—Legal Proceedings,” we and certain of our executive officers and directors have been named as defendants in class action lawsuits that generally allege that we and certain of our officers and directors violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and omitted material adverse facts regarding the Company’s business. These complaints seek unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees. At this time, we are unable to predict the outcome of these matters. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation has caused and will continue to cause our management and board of directors to divert time and attention to the litigation and could adversely impact our reputation and further divert management and our board of directors’ attention and resources from other priorities, including the execution of our business plan and strategies that are important to our ability to grow our business and advance our product candidates, any of which could have a material adverse effect on our business. In addition, additional lawsuits may be filed, the conclusion of which in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business.

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

The market price of our common stock may be volatile. As a result, you may not be able to sell your common stock at or above the price that you paid for such shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	results of nonclinical studies and clinical trials and, in particular, our LIFT-AD and ACT-AD P300 clinical trials;
•	the ongoing impact of the COVID-19 pandemic on our business;

•	the success of existing or new competitive products or technologies;
•	the timing and results of clinical trials for our current product candidates and any future product candidates that we may develop;
•	commencement or termination of collaborations for our product candidates;
•	failure or discontinuation of any of our product candidates;
•	results of nonclinical studies, clinical trials or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;
•	investor reactions to other companies’ drug development results, including product failures or negative responses from regulatory authorities;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	negative press coverage;
•	the status of ongoing litigation and potential commencement of additional litigation;
•	the results of the investigation by the independent special committee of the board of directors;
•	the level of expenses related to any of our research programs, product candidates that we may develop;
•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders, or other stockholders;
•	expiration of market standoff or lock-up agreements;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry, and market conditions; and
•	the other factors described in this “Part II, Item 1A—Risk Factors” section.

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

Moreover, as of June 30, 2021, the holders of approximately 5,043,650 shares of our common stock are eligible to exercise certain rights, subject to various conditions and limitations, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Our directors, executive officers and 5% stockholders own a significant percentage of our common stock, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, holders of more than 5% of our outstanding common stock and their respective affiliates beneficially own shares representing approximately 28.1% of our outstanding common stock as of June 30, 2021. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-39503	3.1	November 12, 2020

3.2	Amended and Restated Bylaws of the Company	10-Q	001-39503	3.2	November 12, 2020

10.1+	Offer Letter between the Registrant and Rachel Lenington

10.2+	Change in Control and Severance Agreement between the Registrant and Rachel Lenington

10.3+	Offer Letter between the Registrant and Mark Worthington

10.4+	Change in Control and Severance Agreement between the Registrant and Mark Worthington

10.5	First Amendment to Lease by and between the Registrant and Nitrogen Propco 2020, L.P., as successor-in-interest to North Creek Parkway Center Investors, L.P., dated June 28, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity, (iv), Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Athira Pharma, Inc.

Date: August 16, 2021	By:	/s/ Mark Litton
Mark Litton
Chief Operating Officer (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Glenna Mileson
Glenna Mileson
Chief Financial Officer (Principal Financial and Accounting Officer)