Form 10-Q
period 2021-09-30
Athira Pharma, Inc.
filed 2021-11-10
CIK 1620463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021 there were 37,351,104 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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
•
An independent special committee of our board of directors engaged in a review of papers co-authored by our former chief executive officer in connection with her doctoral research at Washington State University. The special committee’s findings included that she altered images in her 2011 doctoral dissertation and at least four research papers that she co-authored while a graduate student at Washington State University, and published from 2011 to 2014, that we cited challenged research papers in certain communications and applications, and that WSU’s dihexa patent, exclusively licensed to us, incorporated certain of these altered images. Washington State University has undertaken a review of claims of potential research misconduct involving our former chief executive officer’s doctoral research at Washington State University. We cannot predict when WSU’s investigation will be completed or what conclusions WSU will reach.
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

Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Athira Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$107,328	$60,625
Short-term investments	128,447	124,057
Unbilled grant receivable	2,079	1,300
Prepaid expenses and other current assets	1,138	6,355
Total current assets	238,992	192,337
Property and equipment, net	3,061	2,649
Operating lease right-of-use asset	1,504	936
Long-term investments	103,649	83,509
Other long-term assets	125	132
Total assets	$347,331	$279,563
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$959	$1,158
Accrued liabilities	8,148	3,123
Current operating lease liability	279	124
Total current liabilities	9,386	4,405
Operating lease liability, less current portion	1,708	876
Total liabilities	11,094	5,281
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 37,351,104 and 32,485,784 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	4	3
Additional paid-in capital	415,785	315,288
Accumulated other comprehensive income	4	33
Accumulated deficit	(79,556)	(41,042)
Total stockholders' equity	336,237	274,282
Total liabilities and stockholders' equity	$347,331	$279,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$10,707	$5,830	$30,176	$8,099
General and administrative	7,119	1,567	15,068	2,817
Total operating expenses	17,826	7,397	45,244	10,916
Loss from operations	(17,826)	(7,397)	(45,244)	(10,916)
Grant income	2,079	—	6,499	22
Other income (expense), net	73	(1,059)	231	(1,359)
Net loss	$(15,674)	$(8,456)	$(38,514)	$(12,253)
Unrealized (loss) gain on available-for-sale securities	(33)	7	(29)	7
Comprehensive loss attributable to common stockholders	$(15,707)	$(8,449)	$(38,543)	$(12,246)
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(1.12)	$(1.12)	$(2.38)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,312,356	7,564,538	34,315,047	5,155,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

For the Three and Nine Months Ended September 30, 2021 and 2020

(in thousands, except share amounts)

(Unaudited)

						Accumulated		Total
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of January 1, 2020	2,617,386	$17,051	3,641,449	$—	$1,364	$—	$(21,087)	$(19,723)
Issuance of common stock upon exercise of common stock options	—	—	220,043	—	176	—	—	176
Stock-based compensation	—	—	—	—	58	—	—	58
Net loss	—	—	—	—	—	—	(1,805)	(1,805)
Balance as of March 31, 2020	2,617,386	$17,051	3,861,492	$—	$1,598	$—	$(22,892)	$(21,294)
Issuance of common stock upon exercise of common stock options	—	—	58,006	—	62	—	—	62
Issuance of Series B convertible preferred stock and common stock warrants, net of issuance costs of $3.5 million	9,372,765	70,971	—	—	10,591	—	—	10,591
Issuance of the Series B-1 convertible preferred stock upon conversion of convertible notes	512,858	4,515	—	—	—	—	—	—
Exercise of common stock warrants	—	—	688,067	—	55	—	—	55
Stock-based compensation	—	—	—	—	49	—	—	49
Net loss	—	—	—	—	—	—	(1,992)	(1,992)
Balance as of June 30, 2020	12,503,009	$92,537	4,607,565	$—	$12,355	$—	$(24,884)	$(12,529)
Issuance of common stock upon exercise of common stock options	—	—	262,285	—	304	—	—	304
Proceeds from initial public offering, net of underwriters' discounts and commissions and issuance costs of $3.3 million	—	—	12,000,000	1	186,445	—	—	186,446
Conversion of convertible preferred stock	(12,503,009)	(92,537)	12,503,009	2	92,535	—	—	92,537
Exercise of common stock warrants	—	—	1,714,536	—	1,050	—	—	1,050
Stock-based compensation	—	—	—	—	111	—	—	111
Other comprehensive income	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(8,456)	(8,456)
Balance as of September 30, 2020	—	$—	31,087,395	$3	$292,800	$7	$(33,340)	$259,470

						Accumulated		Total
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of January 1, 2021	—	$—	32,485,784	$3	$315,288	$33	$(41,042)	$274,282
Issuance of common stock upon exercise of common stock options and vesting of restricted stock units	—	—	64,527	—	70	—	—	70
Proceeds from follow-on public offering, net of underwriters' discounts and commissions and issuance costs	—	—	4,600,000	1	96,761	—	—	96,762
Stock-based compensation	—	—	—	—	974	—	—	974
Other comprehensive loss	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(8,866)	(8,866)
Balance as of March 31, 2021	—	$—	37,150,311	$4	$413,093	$28	$(49,908)	$363,217
Issuance of common stock upon exercise of common stock options	—	—	85,593	—	119	—	—	119
Issuance of common stock under employee stock purchase plan	—	—	15,867	—	229	—	—	229
Stock-based compensation	—	—	—	—	1,109	—	—	1,109
Other comprehensive income	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(13,974)	(13,974)
Balance as of June 30, 2021	—	$—	37,251,771	$4	$414,550	$37	$(63,882)	$350,709
Issuance of common stock upon exercise of common stock options and vesting of restricted stock units	—	—	99,333	—	130	—	—	130
Stock-based compensation	—	—	—	—	1,105	—	—	1,105
Other comprehensive loss	—	—	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	—	—	(15,674)	(15,674)
Balance as of September 30, 2021	—	$—	37,351,104	$4	$415,785	$4	$(79,556)	$336,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(38,514)	$(12,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,188	218
Depreciation expense	353	—
Other non-cash expense	—	1,403
Amortization of premiums and accretion of discounts on available-for-sale securities, net	347	86
Changes in operating assets and liabilities:
Unbilled grant receivable	(779)	—
Prepaid expenses and other current assets	5,152	(5,919)
Accounts payable and accrued liabilities	4,913	3,004
Operating lease liability	419	13
Net cash used in operating activities	(24,921)	(13,448)
Investing activities
Purchases of available-for-sale securities	(269,378)	(94,281)
Maturities of available-for-sale securities	226,420	—
Proceeds from sales of available-for-sale securities	18,052	—
Purchases of property and equipment	(546)	(65)
Principal payments received on stockholder note receivable	—	36
Net cash used in investing activities	(25,452)	(94,310)
Financing activities
Proceeds from exercise of common stock options	314	542
Proceeds from initial public offering, net of issuance costs	—	187,224
Proceeds from issuance of convertible preferred stock and common stock warrants, net of issuance costs	—	81,926
Proceeds from exercise of common stock warrants	—	71
Proceeds from follow-on public offering, net of issuance costs	96,762	—
Proceeds from issuance of convertible notes, including derivative, net of issuance costs	—	1,664
Net cash provided by financing activities	97,076	271,427
Net increase in cash and cash equivalents	46,703	163,669
Cash and cash equivalents, beginning of period	60,625	2,056
Cash and cash equivalents, end of period	$107,328	$165,725
Supplemental disclosures of cash flow information:
Purchases of property and equipment included in accounts payable and accrued liabilities	$219	$940
Deferred offering costs included in accounts payable and accrued liabilities	$—	$776
Allocation of proceeds to common stock warrants issued in Series B convertible preferred stock financing	$—	$10,591
Issuance of Series B-1 preferred stock upon conversion of promissory notes	$—	$4,515
Recognition of warrant liability in connection with Series B convertible preferred stock financing	$—	$364
Recognition of derivative liability upon issuance of convertible notes	$—	$774
Conversion of convertible preferred stock upon closing of initial public offering	$—	$92,537
Right-of-use asset obtained in exchange for new operating lease liability	$680	$975

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

Liquidity and Capital Resources

Since the Company’s inception, it has funded its operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From the Company’s inception through September 30, 2021, it has raised aggregate net cash proceeds of $407.4 million primarily from the issuance of its common stock, convertible preferred stock, common stock warrants, and convertible notes. As of September 30, 2021, the Company had $339.4 million in cash, cash equivalents, and investments and had not generated positive cash flows from operations. Since the Company’s inception, it has devoted substantially all of its resources to its research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Based upon the Company’s current operating plan, it estimates that its $339.4 million of cash, cash equivalents, and investments at September 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the 12 months following the date of this Quarterly Report on Form 10-Q.

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). During the third quarter of 2020, the Company incorporated Athira Pharma Australia PTY LTD in Australia and since its creation, the Australian subsidiary’s financial position and results of operations are consolidated in the accompanying unaudited condensed consolidated financial statements.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2021, and condensed consolidated statements of operations and comprehensive loss, cash flows, and convertible preferred stock and stockholders’ (deficit) equity for the three and nine months ended September 30, 2021 and 2020, are unaudited. The balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2020. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2021, and the condensed consolidated results of its operations and its cash flows for the three and nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are also unaudited. The condensed consolidated results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other period. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020 included in its Annual Report on Form 10-K filed with the SEC on March 25, 2021.

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

Grant Income

Grant income in the accompanying statements of operations consisted of the following for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Alzheimer's Association Part the Cloud Research Grant	$—	$—	$—	$22
National Institutes of Health Grant	2,079	—	6,499	—
Total grant income	$2,079	$—	$6,499	$22

Amounts recorded in the accompanying balance sheets as receivables from these granting agencies were as follows (in thousands):

	September 30, 2021	December 31, 2020
Alzheimer's Association Part the Cloud Research Grant	$—	$224
National Institutes of Health Grant	2,079	1,076
Total grant income	$2,079	$1,300

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

In December 2020, the Company accepted a grant from the National Institute on Aging (“NIA”) of the National Institutes of Health (“NIH”) to support its ACT-AD Phase 2 clinical trial for ATH-1017, the Company’s lead therapeutic candidate being developed for the treatment of individuals with mild-to-moderate Alzheimer’s disease. Under the terms of the agreement, the Company may potentially receive $7.8 million with the potential for an additional $7.4 million, up to an aggregate of $15.2 million. The Company recognizes income related to the NIH grant as qualifying expenses under the grant agreement are incurred. The Company received cash of $2.6 million and $5.5 million related to the NIH grant during the three and nine months ended September 30, 2021, respectively.

Short-term and Long-term Investments

The Company generally invests its excess cash in investment grade short- to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, short-term investments, and long-term investments on the consolidated balance sheets, classified as available-for-sale, and reported at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss. Realized gains and losses on the sale of these securities are recognized in net loss.

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

The following tables reflect the Company’s financial asset balances measured on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$72,487	$—	$—	$72,487
Commercial paper	2	21,763	—	(1)	21,762
Total cash equivalents		$94,250	$—	$(1)	$94,249
Short-term investments:
Commercial paper	2	85,642	5	(5)	85,642
U.S. government debt and agency securities	2	40,858	11	—	40,869
Corporate bonds	2	1,936	—	—	1,936
Total short-term investments		$128,436	$16	$(5)	$128,447
Long-term investments:
Corporate bonds	2	3,308	—	(4)	3,304
U.S. government debt and agency securities	2	100,347	17	(19)	100,345
Total long-term investments		$103,655	$17	$(23)	$103,649

	December 31, 2020
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$5	$—	$—	$5
Commercial paper	2	44,318	—	(2)	44,316
U.S. government debt and agency securities	2	4,999	—	—	4,999
U.S. treasury bills	2	4,450	—	—	4,450
Total cash equivalents		$53,772	$—	$(2)	$53,770
Short-term investments:
Commercial paper	2	77,272	1	(4)	77,269
U.S. government debt and agency securities	2	31,835	7	—	31,842
U.S. treasury bills	2	14,029	—	(3)	14,026
Corporate bonds	2	920	—	—	920
Total short-term investments		$124,056	$8	$(7)	$124,057
Long-term investments:
U.S. government debt and agency securities	2	78,924	32	—	78,956
U.S. treasury bills	2	4,551	2	—	4,553
Total long-term investments		$83,475	$34	$—	$83,509

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

4. Property and Equipment, Net

Property and equipment as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Lab equipment	$268	$81
Office furniture, fixtures, and computer equipment	325	—
Leasehold improvement	2,563	—
Construction in progress	302	2,639
Property and equipment, at cost	3,458	2,720
Less: accumulated depreciation	(397)	(71)
Property and equipment, net	$3,061	$2,649

Depreciation expense was $123,000 and $353,000 for the three and nine months ended September 30, 2021, respectively. The Company did not incur depreciation expense during the three and nine months ended September 30, 2020.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Employee compensation and benefits	$1,408	$1,624
Research and development expenses	5,332	1,169
Professional services and other	1,408	330
Total accrued liabilities	$8,148	$3,123

6. Other Income (Expense), Net

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest and other income	$74	$35	$232	$45
Interest expense	(1)	—	(1)	(366)
Change in fair value of derivative liability	—	—	—	(132)
Change in fair value of grant liability	—	(453)	—	(464)
Change in convertible preferred stock warrant liability	—	(641)		(641)
Gain on extinguishment of convertible notes	—	—	—	199
Total other income (expense), net	$73	$(1,059)	$231	$(1,359)

7. Significant Agreements

Washington State University (“WSU”) License Agreement

In December 2011, the Company entered into an exclusive license agreement with sublicensing terms with Washington State University Research Fund (“WSURF”), which, after the dissolution of WSURF in 2013, was superseded by an amended and restated exclusive license agreement with sublicensing terms between the Company and Washington State University (“WSU”) in 2015. Under this agreement, the Company has an exclusive license to make, use, sell, and offer for sale products covered by the licensed patents, including dihexa, the chemical compound into which ATH-1017 metabolizes following administration.

To keep in good standing, the agreement requires the Company to meet certain development milestones and pay annual maintenance fees. All contractual requirements have been met as of September 30, 2021.

During the year ended December 31, 2020, the Phase 2 clinical trial milestone had been reached and a payment of $50,000 to WSU was recorded.

The Company may also be obligated to pay the following if the related milestones are reached:

•
$300,000 – At initiation of the first Phase 3 clinical trial in the United States, European Union or Japan for the first licensed product; and
•
$600,000 – Upon receipt of marketing approval in the United States, European Union or Japan for the first licensed product.

Under the terms of the agreement, the Company will pay a royalty in the mid-single digits of net sales, with the first $100,000 of net sales being exempt from royalty payment, and annual minimum royalty payments of $25,000 beginning after the first commercial sale of a licensed product. As of September 30, 2021, no net sales of any licensed products had occurred and the Company had not incurred a royalty obligation under this agreement.

Additionally, the agreement allows the Company to sublicense the rights conveyed by the agreement, subject to additional payments to WSU based upon the sublicense consideration received in such event. Such amounts are dependent on the terms of the underlying sublicense and range from the mid-single digits to mid-teens of any non-sales based payments received, and low twenties of net sales based sublicense royalties. As of September 30, 2021, the Company has not entered into or incurred any liability from a sublicense agreement.

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

9. Commitments and Contingencies

Legal Proceedings

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, and as of September 30, 2021, we have not recorded any such liabilities. The following is a brief description of the more significant legal proceedings.

Securities Class Actions

On June 25, 2021, plaintiffs Fan Wang and Hang Gao filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against the Company and the Company’s former Chief Executive Officer Dr. Leen Kawas, captioned Wang v. Athira Pharma, Inc., et al., No. 2:21-cv-00861. Plaintiffs Wang and Gao assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, alleging that the defendants made materially false and misleading statements and omitted material adverse facts regarding the Company’s business. Specifically, the Wang plaintiffs allege that the Company failed to disclose to investors that certain research conducted by Dr. Kawas was allegedly tainted by scientific misconduct during her doctoral work at WSU, including the manipulation of data, and that as a result, the defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading. The Wang plaintiffs seek unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees.

That same day, on June 25, 2021, plaintiff Harshdeep Jawandha filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against the Company, Dr. Kawas, the Company’s Chief Financial Officer, certain members of the Company’s board of directors at the time of the Company’s IPO, as well as the IPO underwriters, captioned Jawandha v. Athira Pharma, Inc., et al., No. 2:21-cv-00862. The Jawandha complaint asserts violations of Sections 11 and 15 of the Securities Act of 1933, alleging that that the Company’s IPO registration statement was materially false and misleading because it omitted to state that certain of Dr. Kawas’s published doctoral research papers at WSU contained allegedly improperly altered images, that the research was allegedly foundational to the Company’s efforts to develop treatments for Alzheimer’s disease, and that the defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading. The plaintiff seeks unspecified compensatory damages, and reasonable costs and expenses, including attorneys’ fees.

Also on June 25, 2021, plaintiffs Timothy Slyne and Tai Slyne filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against the Company, Dr. Kawas, the Company’s Chief Financial Officer, and the same members of the Company’s board of directors and underwriters as in the Jawandha complaint, captioned Slyne v. Athira Pharma, Inc. et al., No. 2:21-cv-00864. The Slyne complaint asserts violations of Sections 11 and 15 of the Securities Act of 1933, alleging that purported issues with Dr. Kawas’s doctoral research at WSU should have been disclosed in the Company’s IPO registration statement. The Slyne plaintiffs seek unspecified compensatory damages, reasonable costs and expenses, including attorneys’ fees, and injunctive and other equitable relief.

On August 9, 2021, the Honorable Judge Thomas S. Zilly, the district judge presiding over Wang v. Athira Pharma, Inc., et al., No. 2:21-cv-00861, issued an order consolidating the three cases under that case number and postponing a response from defendants until after the appointment of a lead plaintiff and the submission or designation of a consolidated complaint. On October 5, 2021, the district court issued an order appointing lead plaintiffs and approved their selection of lead and liaison counsel.

The Company cannot predict the outcome of these suits, and failure by the Company to obtain a favorable resolution of these suits could have a material adverse effect on its business, results of operations and financial condition. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated and as such the Company has not recorded a liability as of September 30, 2021.

Operating Leases

The Company has operating leases for laboratory and office facilities in Bothell, Washington that expire in August 2027. The initial terms of the leases range from 6.3 to 7 years and the Company has options to extend the leases for an additional five years that it is not reasonably certain to exercise. Additionally, the Company has a lease agreement for laboratory and office facilities at the University of Washington in Seattle, Washington with an initial term of 12 months for which the Company recognizes expense on a straight-line basis within operating expenses. As of September 30, 2021, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

September 30, 2021
Remaining 2021	$112
2022	452
2023	466
2024	480
2025	494
Thereafter	856
Total undiscounted lease payments	2,860
Present value adjustment for minimum lease commitments	(593)
Tenant improvement allowance receivable	(280)
Net lease liability	$1,987

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

September 30, 2021
Weighted average remaining lease term (years)	5.9
Weighted average discount rate	8.1%

Operating lease expense was $89,000 and $235,000 for the three and nine months ended September 30, 2021, respectively. Variable lease expense was $33,000 and $73,000 for operating leases during the three and nine months ended September 30, 2021, respectively. Rent expense recognized for short term leases was $3,000 and $18,000 for the three months ended September 30, 2021 and 2020, respectively, and $16,000 and $57,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

The Company has reserved the following shares of common stock for future issuance, on an as-converted basis, as follows:

	September 30, 2021	December 31, 2020
Shares issuable upon the exercise of outstanding common stock options	2,323,821	1,974,870
Shares available for future grant under the 2020 Equity Incentive Plan	4,768,090	3,742,235
Shares available for future grant under the Employee Stock Purchase Plan	631,984	323,000
Total	7,723,895	6,040,105

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

Effective January 1, 2021, the Company’s 2020 Plan and ESPP reserves increased by 1,624,259 shares and 324,851 shares, respectively.

During the nine months ended September 30, 2021, the Company issued 15,867 shares of common stock to service providers under the ESPP.

12. Stock-based Compensation

Stock‑based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$266	$43	$811	$62
General and administrative	839	68	2,377	156
Total stock-based compensation expense	$1,105	$111	$3,188	$218

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

The fair value of each stock option was estimated using the Black‑Scholes option‑pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.81%	0.49%
Expected volatility	89.34%	80.11%
Expected term (in years)	6.12	6.93
Expected dividend yield	—	—

The weighted-average grant-date fair value of options granted to employees and directors during the nine months ended September 30, 2021 and 2020 was $10.2 million and $2.1 million, respectively. No options were granted to advisors during the nine months ended September 30, 2021. The weighted-average fair value of options granted to advisors during the nine months ended September 30, 2020 was $0.7 million.

Stock Option Activity

Changes in shares available for grant under the 2020 Plan during the nine months ended September 30, 2021 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2020	3,742,235
2020 Plan reserve increase on January 1, 2021	1,624,259
Options and restricted stock units granted	(661,928)
Options forfeited, cancelled, or expired	63,524
Shares available for grant at September 30, 2021	4,768,090

A summary of stock option activity under the 2020 Plan for the nine months ended September 30, 2021 was as follows:

	Shares	Weighted- Average Exercise price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	1,974,870	$9.31	7.98	$49,275
Granted	658,776	20.96
Exercised	(246,301)	1.29
Forfeited/expired	(63,524)	12.01
Balance at September 30, 2021	2,323,821	$13.39	7.73	$6,002
Expected to vest	1,504,872	$17.15	8.97	$1,387
Options exercisable	818,949	$6.48	5.45	$4,615

The total fair value of options granted to employees, directors, and advisors that vested during the nine months ended September 30, 2021 was $1.3 million, which included $1.0 million for options granted to employees and directors and $0.3 million for options granted to advisors. The total fair value of options that vested during the nine months ended September 30, 2020 was $219,000, which included $144,000 for options granted to employees and directors and $75,000 for options granted to advisors.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock underlying all options that were in-the-money at September 30, 2021. The aggregate intrinsic value of options exercised was $2.0 million and $9.4 million during the nine months ended September 30, 2021 and 2020, respectively, determined as of the date of option exercise. As of September 30, 2021, there was $10.8 million of total unrecognized compensation cost related to unvested stock options. The Company expects to recognize this cost over a remaining weighted-average period of 1.64 years. The Company utilizes newly issued shares to satisfy option exercises.

Stock options outstanding and exercisable under the 2020 Plan consisted of the following at September 30, 2021:

	Employees and Directors		Non-employees
Exercise Price ($)	Shares Outstanding	Shares Exercisable	Shares Outstanding	Shares Exercisable
0.16 to 1.00	226,980	226,980	—	—
1.04 to 1.49	375,033	222,659	113,642	93,150
17.00 to 19.94	783,758	201,138	195,453	60,684
20.55 to 29.41	628,955	14,338	—	—
Total	2,014,726	665,115	309,095	153,834

Restricted Stock Award Activity

In 2018, the Company issued a restricted stock award (“RSA”) to an advisor under the Company’s 2014 Equity Incentive Plan. The restricted stock award vests over three years and requires continued service to the Company during the vesting period. The vesting provisions of individual awards may vary as approved by the Company’s board of directors. If continued service terminates for any reason, the Company has the right to repurchase the unvested shares for no consideration. There were 4,204 shares subject to repurchase as of December 31, 2020, all of which were related to non-employee RSAs.

A summary of RSA activity for the nine months ended September 30, 2021 is as follows:

	Share Equivalent	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2020	4,204	$1.35
Granted	—	—
Vested	(4,204)	1.35
Non-vested at September 30, 2021	—	$—

Restricted Stock Unit Activity

During the nine months ended September 30, 2021, the Company issued a restricted stock unit (“RSU”) award to an advisor under the 2020 Plan.

A summary of RSU activity for the nine months ended September 30, 2021 is as follows:

	Share Equivalent	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2020	—	$—
Granted	3,152	21.15
Vested	(3,152)	21.15
Non-vested at September 30, 2021	—	$—

In November 2021, the Company granted RSUs equivalent to 360,500 shares of the Company's common stock to employees under the 2020 Plan with a grant date fair value of $5.5 million. The RSUs will vest upon achievement of certain clinical development milestones, subject to continued service to the Company during the vesting period.

13. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2021	2020
Non-vested RSAs	—	4,204
Stock options to purchase common stock	2,323,821	1,927,428
Employee stock purchase plan	2,584	—
Total	2,326,405	1,931,632

14. Subsequent Events

Independent Special Committee Investigation

On October 21, 2021, the Company announced that an independent special committee of the board of directors completed its internal investigation, which was originally announced in June 2021. The special committee, assisted by independent legal counsel, conducted an investigation of allegations raised regarding doctoral research by Dr. Leen Kawas, the Company's former Chief Executive Officer and one of its founders, conducted while at WSU, as well as related matters.

The special committee's primary finding was that Dr. Kawas altered images in her 2011 doctoral dissertation and at least four research papers that she co-authored while a graduate student at WSU, and published from 2011 to 2014.

Among its other findings, the special committee found that the Company's issued U.S. patent claiming ATH-1017, the Company's lead development candidate, does not cite any paper which the committee found to contain an image altered by Dr. Kawas. Though the committee found that the Company has cited challenged research papers relating to dihexa to support the activity of ATH-1017, a prodrug of dihexa, in certain other communications and applications, it also found that the Company has conducted alternative preclinical studies to support ATH-1017's activity and recently submitted those studies for peer review publication.

Among its other findings, the special committee also found that WSU's dihexa patent incorporates images from papers co-authored by Dr. Kawas, certain of which were altered by Dr. Kawas. The Company understands that WSU is undertaking its own investigation into claims of potential misconduct involving research conducted by Dr. Kawas during her doctoral studies at WSU. The Company understands that this review is ongoing, and the Company cannot predict when WSU's investigation will be completed or what conclusions WSU will reach.

The Company has filed a patent application claiming the composition of matter of ATH-1017 and methods of treatment using ATH-1017. The ATH-1017 composition of matter patent issued in the U.S. The ATH-1017 patent family is distinct from, and not part of the same patent family as, the dihexa patent licensed from WSU. The Company-owned patent covering ATH-1017 will expire no earlier than June 2037, and the WSU patent covering dihexa would normally expire by April 2032.

Management Changes

On October 18, 2021, Dr. Leen Kawas submitted her resignation as President and Chief Executive Officer of the Company and as a member of the Company's board of directors, effective October 18, 2021. Concurrently with Dr. Kawas's resignation, the Company's board of directors appointed Mark Litton, Ph.D., MBA as President and Chief Executive Officer, and Ms. Rachel Lenington, MBA, as Chief Operating Officer, each effective as of October 18, 2021. Dr. Litton was also appointed to the Company's board of directors.

In connection with the cessation of Dr. Kawas's employment and pursuant to the terms of her separation agreement dated October 18, 2021 (the "Separation Agreement"), Dr. Kawas is eligible to receive severance benefits, including a lump sum equivalent to one year of her base salary of $510,000. In addition, under the Separation Agreement, Dr. Kawas will retain previously granted options vested as of the effective date of the Separation Agreement for 363,535 shares of the Company's common stock. The Company recognized the financial impacts of Dr. Kawas' Separation Agreement in October 2021, as Dr. Kawas's resignation was submitted and effective after the date of these financial statements.

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

In some cases, you can identify forward- looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target”, “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements about:

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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in “Part II, Item 1A—Risk Factors,” and elsewhere in this report. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. In this report, “we,” “our,” “us,” “Athira,” and “the Company” refer to Athira Pharma, Inc. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

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

Our lead candidate, ATH-1017, is a subcutaneous administered, BBB-penetrating, small molecule HGF/MET positive modulator. In our Phase 1a/1b clinical trial, ATH-1017 for the treatment of Alzheimer’s disease, or AD, was well tolerated with no serious adverse events. This clinical trial recruited 88 subjects, including 11 subjects with mild-to-moderate AD, who were assigned to treatment and control groups. Nonclinical studies and Phase 1 clinical trials with ATH-1017 demonstrated improvements in brain network activity indicating potentially positive effects on brain function. In the AD subjects, multiple dosing of ATH-1017 significantly improved P300 latency. P300 latency is a functional measure that is highly correlated with cognition; however, we have not yet established a connection between these P300 latency results and improved cognition. In September 2020, we began site initiation and patient screening for LIFT-AD, our Phase 2/3 clinical trial for ATH-1017 that may provide pivotal data in support of registration, for the treatment of mild-to-moderate AD, with topline results expected by the end of 2022. In November 2020, we also initiated ACT-AD, a P300 Phase 2 clinical trial, in mild-to-moderate AD to better understand the overall effects of ATH-1017 on working memory processing speed and cognitive measures, with topline results expected in the first half of 2022. In July 2021, we announced that we are enrolling patients into an open-label extension study for our LIFT-AD and ACT-AD clinical trials, which will allow us to collect up to one year of safety and efficacy data on ATH-1017. In October 2021, we announced that we completed patient enrollment in our ACT-AD clinical trial. Beyond AD, we believe that ATH-1017 can potentially address the broader dementia patient population.

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

To date, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock in our IPO, the sale and issuance of convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From inception to September 30, 2021, we have raised aggregate net cash proceeds of approximately $407.4 million primarily from the issuance of our common stock, convertible preferred stock, common stock warrants, and convertible notes. We have incurred significant operating losses to date. Our net losses were $38.5 million and $12.3 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $79.6 million and cash, cash equivalents and investments of $339.4 million.

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
•
establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval; and
•
incur legal expenses associated with ongoing litigation, as further described in “Part II, Item I—Legal Proceedings,” and elsewhere in this report.

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

We expect that our general and administrative expenses will increase substantially for the foreseeable future as we increase our headcount to support our continued research activities and development of our programs. We also anticipate that we will incur substantially increased expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities, and other administrative and professional services. We expect an increase in legal expenses primarily related to the ongoing class action litigation. We also expect to continue to increase the size of our administrative function to support the growth of our business.

Grant Income

Grant income consists of income related to the Part the Cloud grant, which was completed in 2020, and NIH grant and is recognized as qualifying expenses under the grant agreements are incurred. We expect grant income associated with the NIH grant will increase in future years, as we expect qualifying expenses under the grant terms to increase substantially in relation to our continued research activities and development of our programs. Under the terms of the agreement, we may receive approximately $7.8 million, with the potential for an additional $7.4 million, up to an aggregate of $15.2 million.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,
			Dollar	%
	2021	2020	Change	Change
	(in thousands)
Operating expenses:
Research and development	$10,707	$5,830	$4,877	84%
General and administrative	7,119	1,567	5,552	354
Total operating expenses	17,826	7,397	10,429	141
Loss from operations	(17,826)	(7,397)	(10,429)	141
Grant income	2,079	—	2,079	*
Other income (expense), net	73	(1,059)	1,132	*
Net loss	$(15,674)	$(8,456)	$(7,218)	85

* Not meaningful

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended September 30,
			Dollar	%
	2021	2020	Change	Change
	(in thousands)
Direct costs:
ATH-1017	$8,359	$5,104	$3,255	64%
Preclinical programs and other direct costs	1,089	170	919	541
Total direct costs	9,448	5,274	4,174	79
Indirect costs:
Personnel-related costs, including stock- based compensation	1,006	406	600	148
Facilities and other costs	253	150	103	69
Total research and development expenses	$10,707	$5,830	$4,877	84

Research and development expenses increased by $4.9 million, from $5.8 million for the three months ended September 30, 2020 to $10.7 million for the three months ended September 30, 2021. The increase was driven primarily by an increase in expenses for ATH-1017 of $3.3 million related to continued patient enrollment and clinical site visit activity for our Phase 2 clinical trials and the corresponding open-label extension for our Phase 2 clinical trials, and to lesser extents, by increases in preclinical research and development expenses for new product candidates and in personnel-related costs due to increases in headcount and in stock-based compensation expense in connection with awards granted subsequent to our IPO.

General and Administrative Expenses

General and administrative expenses increased by $5.5 million, from $1.6 million for the three months ended September 30, 2020 to $7.1 million for the three months ended September 30, 2021. The increase was primarily due to an increase in legal costs of $2.0 million, which includes costs related to legal proceedings and the board of directors' special committee investigation, an increase in personnel-related costs of $1.7 million due primarily to increases in headcount to support our continued growth and in stock-based compensation expense in connection with awards granted subsequent to our IPO, an increase in insurance costs of $0.7 million, and to a lesser extent, increases in business development, facilities, accounting, technical, and consulting services expenses.

Grant Income

Grant income of $2.1 million for the three months ended September 30, 2021 was recognized in connection with the NIH grant. No grant income was recognized during the three months ended September 30, 2020.

Other Income (Expense), Net

Other income (expense), net, changed from expense of $1.1 million for the three months ended September 30, 2020 to income of $0.1 million for the three months ended September 30, 2021. Other income for the three months ended September 30, 2021 consisted of interest income on our available for sale securities. Other expense for the three months ended September 30, 2020 consisted of losses on liability instruments recorded at fair value.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,
			Dollar	%
	2021	2020	Change	Change
	(in thousands)
Operating expenses:
Research and development	$30,176	$8,099	$22,077	273%
General and administrative	15,068	2,817	12,251	435
Total operating expenses	45,244	10,916	34,328	314
Loss from operations	(45,244)	(10,916)	(34,328)	314
Grant income	6,499	22	6,477	*
Other income (expense), net	231	(1,359)	1,590	*
Net loss	$(38,514)	$(12,253)	$(26,261)	214

* Not meaningful

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Nine Months Ended September 30,
			Dollar	%
	2021	2020	Change	Change
	(in thousands)
Direct costs:
ATH-1017	$24,697	$6,834	$17,863	261%
Preclinical programs and other direct costs	1,973	188	1,785	949
Total direct costs	26,670	7,022	19,648	280
Indirect costs:
Personnel-related costs, including stock- based compensation	2,972	825	2,147	260
Facilities and other costs	534	252	282	112
Total research and development expenses	$30,176	$8,099	$22,077	273

Research and development expenses increased by $22.1 million, from $8.1 million for the nine months ended September 30, 2020 to $30.2 million for the nine months ended September 30, 2021. The increase was driven primarily by an increase in expenses for ATH-1017 of $17.9 million related to continued patient enrollment and clinical site visit activity for our Phase 2 clinical trials and the corresponding open-label extension for our Phase 2 clinical trials, an increase in personnel-related costs of $2.1 million due to an increase in headcount and stock-based compensation expense in connection with awards granted subsequent to our IPO, and an increase in preclinical research and development expenses of $1.8 million for new product candidates.

General and Administrative Expenses

General and administrative expenses increased by $12.3 million, from $2.8 million for the nine months ended September 30, 2020 to $15.1 million for the nine months ended September 30, 2021. The increase was primarily due to an increase in personnel-related costs of $4.6 million, due primarily to increases in headcount to support our continued growth and in stock-based compensation expense in connection with awards granted subsequent to our IPO, an increase in legal costs of $2.6 million, which includes costs related to legal proceedings and the board of directors' special committee investigation, an increase in insurance costs of $2.2 million, an increase in facilities costs of $1.0 million, an increase in business development expenses of $1.0 million, and to a lesser extent, increases in accounting, technical and consulting services expenses.

Grant Income

Grant income increased by $6.5 million, from less than $0.1 million for the nine months ended September 30, 2020 to $6.5 million for the nine months ended September 30, 2021. The increase was solely driven by our acceptance of the NIH grant, under which we recognized grant income of $6.5 million. Grant income recognized during the nine months ended September 30, 2020 under the Part the Cloud grant did not recur in the nine months ended September 30, 2021.

Other Income (Expense), Net

Other income (expense), net, changed from expense of $1.4 million for the nine months ended September 30, 2020 to income of $0.2 million for the nine months ended September 30, 2021. Other income for the nine months ended September 30, 2021 consisted of interest income on our available for sale securities. Other expense for the nine months ended September 30, 2020 consisted of losses on liability instruments recorded at fair value of $1.2 million, interest expense and accretion of discounts on convertible notes of $0.4 million, offset by a gain of $0.2 million on the extinguishment of convertible notes.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From our inception through September 30, 2021, we have raised aggregate net cash proceeds of $407.4 million primarily from the issuance of our common stock, convertible preferred stock, common stock warrants, and convertible notes.

Recent sales of our common stock were as follows.

	Common		Net
	Shares	Price	Proceeds
	Issued	Per Share	(in millions)
September 2020 IPO	12,000,000	$17.00	$186.4
October 2020 overallotment exercise	1,397,712	17.00	22.1
January 2021 follow-on public offering	4,000,000	22.50	84.1
February 2021 overallotment exercise	600,000	22.50	12.7
Total	17,997,712		$305.3

As of September 30, 2021, we had $339.4 million in cash, cash equivalents and investments and have not generated positive cash flows from operations. Since our inception, we have devoted substantially all of our resources to our research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Future Funding Requirements

Based upon our current operating plan, we estimate that our $339.4 million of cash, cash equivalents, and investments at September 30, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the 12 months following the date of this report. We will need to raise substantial additional capital to fund the development of our product candidates. Until such time as we can generate significant revenue from product sales, we expect to finance our operations through the sale of equity securities, debt financings, or other capital, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and otherwise. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(24,921)	$(13,448)
Investing activities	(25,452)	(94,310)
Financing activities	97,076	271,427
Net increase in cash and cash equivalents	$46,703	$163,669

Operating Activities

During the nine months ended September 30, 2021, net cash used in operating activities was $24.9 million. This consisted primarily of a net loss of $38.5 million, partially offset by non-cash charges of $3.9 million and a decrease in our net operating assets of $9.7 million. The non-cash charges primarily consisted of stock-based compensation expense, depreciation expense, and accretion of discounts on our convertible notes. The decrease in our net operating assets was due to a decrease in prepaid expenses and other current assets and an increase in accounts payable and accrued expenses, partially offset by an increase in unbilled grant receivable.

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

Investing Activities

During the nine months ended September 30, 2021, net cash used in investing was $25.5 million. This consisted of purchases of available-for-sale securities, partially offset by maturities and proceeds from sales of available-for-sale securities.

During the nine months ended September 30, 2020, net cash used in investing activities was $94.3 million. This consisted of purchases of available-for-sale securities.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $97.1 million, primarily driven by proceeds received from our follow-on public offering, and to a lesser extent from exercises of stock options.

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

During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 25, 2021 and Note 2 to our unaudited condensed consolidated financial statements included in “Part I, Item 1—Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. The following is a brief description of the more significant legal proceedings.

Securities Class Actions

On June 25, 2021, plaintiffs Fan Wang and Hang Gao filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against us and our former Chief Executive Officer, Dr. Leen Kawas, captioned Wang v. Athira Pharma, Inc., et al., No. 2:21-cv-00861. Plaintiffs Wang and Gao assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, alleging that the defendants made materially false and misleading statements and omitted material adverse facts regarding our business. Specifically, the Wang plaintiffs allege that we failed to disclose to investors that certain research conducted by Dr. Kawas was allegedly tainted by scientific misconduct during her doctoral work at Washington State University, or WSU, including the manipulation of data, and that as a result, the defendants’ positive statements about our business, operations, and prospects were materially misleading. The Wang plaintiffs seek unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees.

That same day, on June 25, 2021, plaintiff Harshdeep Jawandha filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against us, Dr. Kawas, the Company’s Chief Financial Officer, certain members of our board of directors at the time of our IPO, as well as the IPO underwriters, captioned Jawandha v. Athira Pharma, Inc., et al., No. 2:21-cv-00862. The Jawandha complaint asserts violations of Sections 11 and 15 of the Securities Act of 1933, alleging that that our IPO registration statement was materially false and misleading because it omitted to state that certain of Dr. Kawas’s published doctoral research papers at WSU contained allegedly improperly altered images, that the research was allegedly foundational to Athira’s efforts to develop treatments for Alzheimer’s, that, as a result, and that the defendants’ positive statements about our business, operations, and prospects were materially misleading. The plaintiff seeks unspecified compensatory damages, and reasonable costs and expenses, including attorneys’ fees.

Also on June 25, 2021, plaintiffs Timothy Slyne and Tai Slyne filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against us, Dr. Kawas, our Chief Financial Officer, and the same members of our board of directors and underwriters as in the Jawandha complaint, captioned Slyne v. Athira Pharma, Inc. et al., No. 2:21-cv-00864. The Slyne complaint asserts violations of Sections 11 and 15 of the Securities Act of 1933, alleging that purported issues with Dr. Kawas’s doctoral research at WSU should have been disclosed in our IPO registration statement. The Slyne plaintiffs seek unspecified compensatory damages, reasonable costs and expenses, including attorneys’ fees, and injunctive and other equitable relief.

On August 9, 2021, the Honorable Judge Thomas S. Zilly, the district judge presiding over Wang v. Athira Pharma, Inc., et al., No. 2:21-cv-00861, issued an order consolidating the three cases under that case number and postponing a response from defendants until after the appointment of a lead plaintiff and the submission or designation of a consolidated complaint. On October 5, 2021, the district court issued an order appointing lead plaintiffs and approved their selection of lead and liaison counsel.

We cannot predict the outcome of these suits. Failure by us to obtain a favorable resolution of these suits could have a material adverse effect on our business, results of operations and financial condition.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, or Quarterly Report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and our unaudited condensed consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report. Our Risk Factors are not guarantees that no such conditions exist as of the date of this Quarterly Report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

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

An independent special committee of our board of directors engaged in a review of papers co-authored by our former chief executive officer in connection with her doctoral research at Washington State University and found that she altered images in her 2011 doctoral dissertation and at least four research papers that she co-authored while a graduate student at Washington State University, and published from 2011 to 2014.

An independent special committee of our board of directors engaged in a review of papers co-authored by our former chief executive officer, Dr. Leen Kawas, in connection with her doctoral research at WSU, including, among other things, an investigation of allegations that Dr. Kawas altered images used in research published by Dr. Kawas in connection with her doctoral studies.

The independent special committee’s primary finding was that our former chief executive officer altered images in her 2011 doctoral dissertation and at least four research papers that she co-authored while a graduate student at WSU, and published from 2011 to 2014. While the conduct that was the subject of the allegations is not related to any of our current product candidates or ongoing clinical research, this finding could have a material adverse effect on our reputation, our in-licensed patents and pending patent applications, licenses and grants, and could lead to further investigation from government agencies, including the FDA, any of which could have a material adverse impact on our business and prospects. As discussed under “—The loss of any of our key personnel could significantly harm our business, results of operations and competitive position,” on October 18, 2021, Dr. Kawas submitted her resignation as president and chief executive officer and as a member of our board of directors, effective October 18, 2021. Concurrently with Dr. Kawas’s resignation, our board of directors appointed Mark Litton, Ph.D., MBA as president and chief executive officer and as a member of our board of directors.

As disclosed elsewhere in this report, including in this “Risk Factors” section under the heading “—We and certain of our directors and executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention,” and in “Part II, Item 1—Legal Proceedings,” lawsuits have been filed against us and certain of our directors and officers, alleging violations of federal securities laws related to alleged false and misleading statements in connection with the alleged misconduct of Dr. Kawas and others associated with us. As a result of these allegations and the ongoing litigation against us and certain of our directors and officers and related matters, we have been the subject of negative publicity. This negative publicity may harm our credibility, reputation and relationships with current and future investors, government regulators, patent offices, courts, current and prospective employees, key opinion leaders, prospective collaborators, advocacy groups, current and future patients enrolled in our clinical trials, physicians and prospective patients and vendors. For example, this negative publicity may adversely affect our ability to recruit and hire talented employees, maintain existing business relationships with CROs, clinical trial sites and other parties, enter into new business relationships, enroll patients in our clinical trials, and maintain a viable business in the future. Also, it is possible that the negative publicity and its effect on our work environment could cause our employees to terminate their employment or, if they remain employed by us, result in reduced morale that could have a material adverse effect on our business. In addition, negative publicity has and may continue to adversely affect our stock price and, therefore, employees and prospective employees may be less inclined to seek or continue employment with us. As a result, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Washington State University has undertaken a review of claims of potential research misconduct involving our former chief executive officer’s doctoral research at Washington State University.

In addition to the investigation of the independent special committee of our board of directors noted above, WSU has also announced that it has undertaken a review of claims of potential research misconduct involving research conducted by Dr. Kawas during her doctoral studies at WSU. We understand this review is ongoing, and at this time we cannot predict what, if any, effect the investigation will ultimately have on our business and reputation. We are also unable to predict with any certainty when WSU’s investigation will be completed. It is possible that the ongoing investigation by WSU will come to different conclusions, or uncover additional or different information, than the investigation of the independent special committee of our board of directors, the conclusions of which are discussed under “—An independent special committee of our board of directors engaged in a review of papers co-authored by our former chief executive officer in connection with her doctoral research at Washington State University and found that she altered images in her 2011 doctoral dissertation and at least four research papers that she co-authored while a graduate student at Washington State University, and published from 2011 to 2014”. The conclusions from WSU’s investigation could have a material adverse impact on our business, reputation, and prospects, as well as our in-licensed patents and pending patent applications, current grants and pending grant applications, and our relationship with WSU, from whom we in-license patents underlying certain of our product candidates.

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

Our lead product candidate, ATH-1017, is in clinical development for the potential treatment of AD and PDD. Our additional product candidates, including ATH-1019 and ATH-1020, are in nonclinical development. It is impossible to predict when or if any of our product candidates will prove to be effective and safe in humans or will receive regulatory approval.

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

If we are delayed or unsuccessful in enrolling the desired number of subjects in our trials, whether as a result of competing clinical trials, overly stringent eligibility requirements, or the ongoing impact of COVID-19 on both clinical trial sites and potential AD subjects, our clinical trial results could be delayed, the costs of our clinical trials could materially increase, and the overall development timeline for ATH-1017 could be negatively impacted. For example, enrollment in our ongoing clinical trials has been slowed due to the effects of the COVID-19 pandemic, including governmental restrictions imposed in Australia, where certain of our clinical trial sites are located. In our ACT-AD clinical trial, this slowed recruitment resulted in a change in the anticipated timing of top-line results from our Phase 2 ACT-AD clinical trial, which are currently expected by the first half of 2022. We have since completed enrollment in the ACT-AD clinical trial, but we cannot ensure that similar enrollment issues will not occur again in the future. Even if we are successful in enrolling the targeted number of subjects in our trials, the FDA and other regulators may request additional clinical trials with larger numbers of subjects as a condition to any regulatory approval.

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Further, to the extent any of our clinical trial sites fail to comply with the approved study protocol, good clinical practices, or FDA regulations, we may be required to exclude such sites, participants such sites may have enrolled, as well as the data collected by such sites. If any of these events were to occur, or if we are required to exclude any data for any reason, we may be required to recruit more sites or more participants than we initially thought. Enrollment delays or other delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain marketing approval for the sale of our product candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up periods.

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

In June 2021 our board of directors placed Dr. Leen Kawas, our then chief executive officer, on temporary leave pending a review of papers co-authored by Dr. Kawas in connection with her doctoral research at WSU, among other things. An independent special committee of our board of directors, assisted by independent legal counsel, conducted an investigation of allegations raised regarding doctoral research by Dr. Kawas conducted while at WSU, as well as related matters. The special committee’s primary finding was that Dr. Kawas altered images in her 2011 doctoral dissertation and at least four research papers that she co-authored while a graduate student at WSU, and published from 2011 to 2014.

On October 18, 2021, Dr. Kawas submitted her resignation as president and chief executive officer and as a member of our board of directors, effective October 18, 2021. Concurrently with Dr. Kawas’s resignation, our board of directors appointed Mark Litton, Ph.D., MBA as president and chief executive officer and as a member of our board of directors. This succession and transition process may have a direct or indirect adverse effect on our business, results of operations, hiring and retention efforts, and competitive position.

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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the clinical trial, and any disruption of the clinical trial as a result of the COVID-19 pandemic; a list of all subjects affected by the COVID-19-pandemic related study disruption by unique subject identifier and by investigational site and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the clinical trial. In June 2020, the FDA also issued a guidance on good manufacturing practice considerations for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs.

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

We have not generated any revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue. We had net losses of $38.5 million and $12.3 million for the nine months ended September 30, 2021 and 2020, respectively, and an accumulated deficit of $79.6 million as of September 30, 2021.

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

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of September 30, 2021, we had cash, cash equivalents, and investments of $339.4 million. Based upon our current operating plan, we estimate that our existing cash, cash equivalents, and investments will be sufficient to fund our operating expenses and capital expenditure requirements at least through 2022. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In response to this executive order, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy and obtain marketing approval. In addition, the effects to our business and reputation discussed in “—An independent special committee of our board of directors engaged in a review of papers co-authored by our former chief executive officer in connection with her doctoral research at Washington State University and found that she altered images in her 2011 doctoral dissertation and at least four research papers that she co-authored while a graduate student at Washington State University, and published from 2011 to 2014,” may discourage potential counterparties from entering into relationships with us.

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

Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, healthcare payors and others in the medical community. The degree of market acceptance or reimbursement of any of our approved product candidates will depend on a number of factors, including:

•
the efficacy and safety profile as demonstrated in clinical trials compared to alternative treatments;
•
the timing of market introduction of the product candidate as well as competitive products;
•
the clinical indications for which the product candidate is approved;
•
the extent of physician acceptance of FDA-approved Alzheimer’s therapies;
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

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or the patent applications of any current or future licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around, found unenforceable or invalidated by third parties.

Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties or the patent owner before various patent offices or in courts. Thus, the degree of future protection for our and any current or future licensors’ proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.

As of September 30, 2021, our patent portfolio includes one issued U.S. patent, one pending U.S. patent application, seven pending patent applications in jurisdictions outside of the U.S., and three pending international applications filed under the Patent Cooperation Treaty (the “PCT”). Our owned patent and patent applications have claims directed to our product candidate ATH-1017 as composition of matter and methods of treatment with ATH-1017, as well as other small molecule therapeutics. The U.S. patent will expire in June 2037, absent any patent term extensions for regulatory delay. Dr. Kawas is an inventor on these company-owned patents. Our patent portfolio also includes eight issued U.S. patents and approximately 13 patents issued and one patent application pending in jurisdictions outside of the U.S. that are exclusively licensed to us by WSU. The in-licensed patent portfolio includes issued U.S. patents that do not directly cover ATH-1017 as a composition of matter or pharmaceutical formulation, but instead cover the active metabolite of ATH-1017, which is hexanoic-tyrosine-isoleucine-(6)-amino-hexanoic amide (dihexa) and uses of dihexa. Dr. Kawas is an inventor on five of the in-licensed issued U.S. patents.

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
•
patents and patent applications may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
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

For example, in view of the lawsuits disclosed elsewhere in this report including in this “Risk Factors” section under the heading “—We and certain of our directors and executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention,” and in “Part II, Item 1—Legal Proceedings,” third parties may challenge the validity or enforceability of our in-licensed patents and patent applications. The outcome following legal assertions of invalidity and unenforceability is unpredictable. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar technology and products such as other modifications to dihexa not covered by our issued patents. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our in-licensed patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates. Further, these proceedings could have a material adverse effect on our business, results of operations and financial condition.

Even though we own patents and patent applications covering ATH-1017, our patents and any future patents we obtain may not effectively prevent others from developing or commercializing products the same or similar to our product candidates. While the ATH-1017 patent family is distinct from, and not part of the same patent family as, the dihexa patent licensed from WSU, and therefore is not implicated in the allegations that Dr. Kawas altered images in connection with her doctoral studies, third parties may use these allegations to cast doubt on the validity and enforceability of our owned patents or patent applications. Such events may result in substantial cost and require significant time from our scientists and management, and could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates, even if the eventual outcome is favorable to us.

We and/or WSU may in the future file one or more requests for supplemental examination of certain patents for the USPTO to reconsider the enforceability and validity of the patents (including any patents relating to dihexa) in view of the allegations that Dr. Kawas altered images in connection with her doctoral studies. The outcome of any supplemental examination procedure is unpredictable. If a substantial new question of patentability is found, the USPTO Director will order ex parte reexamination of the patent. An adverse determination in such a proceeding could reduce the scope of, or invalidate or render unenforceable, the affected patent rights. While supplemental examination proceedings that result in our favor would bolster the presumption of validity and enforceability of the examined patents, third parties may still challenge the patents and patent applications in litigation or other legal proceedings.

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

As the biopharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of any of our product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our product candidates that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Any claims of patent infringement asserted by third parties would be time consuming and could:

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

Although no third party has asserted a claim of patent infringement against us as of the date of this report, others may hold proprietary rights that could prevent our product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or a future strategic partner were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates, our treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

Competitors may infringe our intellectual property rights. To prevent infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or in-license is not valid, is unenforceable, and/or is not infringed. If we or any of our potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, the defendant could counterclaim that our patent or the patent of any current or future licensors is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of sufficient written description, non-enablement, or obviousness-type double patenting. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent misrepresented or fraudulently withheld relevant information from the USPTO or made a misleading statement during prosecution.

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

The outcome following legal assertions of invalidity and/or unenforceability is unpredictable, and prior art could render our patents or any current or future licensors’ patent invalid. There is no assurance that all potentially relevant prior art relating to our patents and patent applications or the patent and patent applications of any current or future licensors has been found. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or the patents and patent applications of any current or future licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. Additionally, a finding that issued claims lack sufficient written description or are not enabled could render our patent or any current or future licensors’ patent invalid.

If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we may lose at least part, and perhaps all, of the patent protection on such product candidate. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of any current or future licensors is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

Intellectual property litigation or legal proceedings may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.

During the course of any intellectual property litigation or legal proceeding, there could be public announcements of the initiation of the litigation or legal proceeding as well as results of hearings, rulings on motions, and other interim proceedings. If securities analysts or investors regard these announcements as negative, the perceived value of our existing product candidates, programs or intellectual property could be diminished. Accordingly, the market price of shares of our common stock may decline. Such announcements could also harm our reputation or the market for our future products, which could have a material adverse effect on our business.

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

The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications are prosecuted and also may affect patent litigation. These include allowing third-party submission of printed publications to the USPTO during patent prosecution and additional procedures to attack the validity or enforceability of a patent by USPTO-administered post-grant proceedings, including PGR, IPR, and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

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

We own or in-license nine U.S. issued patents and own one U.S. pending patent application, as well as approximately 13 in-licensed patents issued and one in-licensed patent application pending in jurisdictions outside of the United States, seven owned patent applications pending in jurisdictions outside of the United States, and three owned pending international applications filed under the PCT. However, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we will not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our inventions in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of any current or future licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We have entered into and may enter in the future into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners, lessees of shared multi-company property and other third parties. We may become subject to litigation where a third party asserts that we or our employees inadvertently or otherwise breached the agreements and used or disclosed trade secrets or other information proprietary to the third parties. Defense of such matters, regardless of their merit, could involve substantial litigation expense and be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions. Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

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

Our rights to develop and commercialize our product candidates may be subject, in part, to the terms and conditions of licenses granted to us by others.

We have entered into license agreements with third parties and we may enter into additional license agreements in the future with others to advance our research and development or allow commercialization of product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and other rights in all relevant fields of use and in all territories in which we may wish to develop or commercialize our product candidates in the future.

In addition, subject to the terms of any such license agreements, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering our product candidates that we license from third parties. In such an event, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If any of our current or future licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our product candidates that are subject of such licensed rights could be adversely affected.

Our licensors and any future licensors may have relied on third party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-license. If other third parties have ownership rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market products similar or identical to our product candidates. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same rights licensed to us. In that event, we may be required to expend significant time and resources to redesign our product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third party patents do not exist which might be enforced against our current manufacturing methods, product candidates, or future methods or product candidates resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights or other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

Disputes may arise between us and our current or future licensors regarding intellectual property and other rights subject to a license agreement, including:

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
whether and the extent to which our product candidates infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•
our right to sublicense to third parties;
•
our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•
our right to transfer or assign the license;
•
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•
the priority of invention of patented technology.

In addition, the agreements under which we license intellectual property or other rights from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or other rights, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property or other rights that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize product candidates covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

The patent protection and patent prosecution for some of our product candidates may be dependent on third parties.

While we normally seek to obtain the right to control prosecution, maintenance and enforcement of the patent applications and patents relating to our product candidates, there may be times when the filing and prosecution activities for patent applications and patents relating to our product candidates are controlled by licensors or collaboration partners. If a licensor or collaboration partner fails to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patent applications and patents covering our product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling products similar or identical to our product candidates. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

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

•
the results of the investigation by the independent special committee of the board of directors and the separate ongoing investigation by WSU;
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

Moreover, as of September 30, 2021, the holders of approximately 5.1 million shares of our common stock are eligible to exercise certain rights, subject to various conditions and limitations, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Our directors, executive officers and 5% stockholders own a significant percentage of our common stock, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, holders of more than 5% of our outstanding common stock and their respective affiliates beneficially own shares representing approximately 28.1% of our outstanding common stock as of September 30, 2021. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-39503	3.1	November 12, 2020

3.2	Amended and Restated Bylaws of the Company	10-Q	001-39503	3.2	November 12, 2020

10.1+	Separation Agreement dated October 18, 2021 between the Company and Leen Kawas	8-K	001-39503	10.1	October 21, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity, (iv), Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Athira Pharma, Inc.

Date: November 10, 2021	By:	/s/ Mark Litton
Mark Litton
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Glenna Mileson
Glenna Mileson
Chief Financial Officer (Principal Financial and Accounting Officer)