Form 10-K
period 2021-12-31
Athira Pharma, Inc.
filed 2022-03-28
CIK 1620463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by The Nasdaq Stock Market LLC on such date was approximately $328.3 million. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of March 21, 2022 was 37,624,058.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to stockholders in connection with the 2022 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2021.

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
•
Our development of fosgonimeton may never lead to a marketable product.
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
•
An independent special committee of our board of directors engaged in a review of papers co-authored by our former chief executive officer in connection with her doctoral research at Washington State University. The special committee’s findings included that (i) our former chief executive officer altered images in her 2011 doctoral dissertation and at least four research papers that she co-authored while a graduate student at Washington State University, and published from 2011 to 2014, (ii) that we cited challenged research papers in certain communications and applications, and (iii) that WSU’s dihexa patent, exclusively licensed to us, incorporated certain of these altered images. Washington State University has undertaken a review of claims of potential research misconduct involving our former chief executive officer’s doctoral research at Washington State University. We cannot predict when WSU’s investigation will be completed or what conclusions WSU will reach.
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
•
The continuing effects of the novel coronavirus disease, or COVID-19, pandemic could adversely impact our business, including our nonclinical studies and clinical trials.
•
We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

•
We will require substantial additional funding to finance our operations, complete the development and commercialization of fosgonimeton, and evaluate other and future product candidates. If we are unable to raise this funding when needed, we may be forced to delay, reduce, or eliminate our product development programs or other operations.
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
•
We rely on third parties to conduct our nonclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.
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
•
Actions of an activist stockholder against us have been disruptive and costly and the notice the activist stockholder has sent indicating he will wage a proxy contest and seek representation on our board of directors could cause uncertainty about the strategic direction of our business.

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
•
the outcome of legal proceedings which have been or may in the future be instituted against us and certain of our directors and officers, including the legal proceedings discussed in Part I, Item 3 — "Legal Proceedings,” and elsewhere in this report;
•
the actions of an activist stockholder against us, which have been disruptive and costly, and the outcome of any proxy contest, which could cause uncertainty about the strategic direction of our business;
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

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part I, Item 1A — “Risk Factors,” and elsewhere in this report. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

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

In this report, “we,” “our,” “us,” “Athira,” and “the Company” refer to Athira Pharma, Inc.

Item 1. Business.

Overview

Athira is derived from the word Athir, the energy that reaches everyone. It captures our mission to restore lives by advancing bold therapies for neuronal health, thoughtfully and urgently. We aim to restore neuronal health for those suffering from devastating neurological diseases, including Alzheimer’s, Parkinson’s, and neuropsychiatric diseases, so that patients can regain their memories, lives, and family relationships.

We are a late clinical-stage biopharmaceutical company focused on developing small molecules to restore neuronal health and slow neurodegeneration. With our product candidates, we aim to provide rapid cognitive improvement and alter the course of neurological diseases, leveraging our novel mechanism of action. Our approach is designed to augment neuronal growth factor signaling through the hepatocyte growth factor/MET, or HGF/MET, a naturally occurring, repair and regenerative system. We believe enhancing HGF/MET signaling has the potential to protect existing neurons from damage, reduce inflammation, promote regeneration, and benefit brain physiology. We anticipate that all of these characteristics may improve neuronal health and translate into clinical benefits. Our pipeline is built from our proprietary drug discovery platform, or ATH platform, and consists of a series of small molecules that are designed to target either (1) the central nervous system, or CNS, by crossing the blood brain barrier, or BBB, or (2) the peripheral nervous system.

Our lead candidate, fosgonimeton (ATH-1017), is a subcutaneously administered, BBB-penetrating, small molecule HGF/MET positive modulator. The primary target indication is Alzheimer’s disease (AD). In our Phase 1a/b clinical trial, fosgonimeton was well tolerated in healthy young and elderly volunteers and AD subjects, without serious adverse events. This clinical trial recruited 88 subjects, including 11 AD subjects with mild to moderate AD, who were randomly assigned to active and control groups. Nonclinical studies and Phase 1 clinical trials with fosgonimeton demonstrated improvements in brain network activity indicating potentially positive effects on brain function. In AD subjects, multiple dosing of fosgonimeton significantly improved Event Related Potential (ERP) P300 latency. ERP P300 latency is a functional measure that is highly correlated with cognition; however, we have not yet established a connection between these ERP P300 latency results and improved cognition. In September 2020, we began site initiation and patient screening for LIFT-AD, our Phase 2/3 clinical trial with fosgonimeton designed with the potential to provide pivotal data in support of registration, for the treatment of mild-to-moderate AD, with topline results expected in the first half of 2023. In November 2020, we also initiated ACT-AD, a proof-of-concept Phase 2 clinical trial with ERP P300 latency as the primary endpoint, in mild-to-moderate AD, which trial is designed to better characterize the overall effects of fosgonimeton on working memory processing speed and cognitive measures, with topline results expected in the second quarter of 2022. In July 2021, we announced that we are enrolling patients into a 26-week open-label extension study for our LIFT-AD and ACT-AD clinical trials, which will allow us to collect up to a total of one year of safety and other data with fosgonimeton. In October 2021, we announced that we completed patient enrollment in our ACT-AD clinical trial. In January 2022, we increased the LIFT-AD study sample size by approximately 120 participants, from 300 to 420, to strengthen the statistical power of co-key secondary endpoints, including ADAS-Cog11.

The primary focus of our Phase 1a/b clinical trial of fosgonimeton was to establish safety and obtain single plus multiple dose pharmacokinetics. Fosgonimeton was well tolerated at all tested doses, produced predictable pharmacokinetics with dose-linear exposures, and did not accumulate over the course of treatment. Pharmacodynamic measures evaluating brain penetration, target engagement and brain function with quantitative electroencephalography, or qEEG, methods produced a strong suite of data justifying further investigation of fosgonimeton in future clinical trials. Individuals with AD typically experience a general slowing of qEEG, including a reduction in higher frequency waves, such as gamma. Gamma power is typically associated with learning, memory and cognitive function. Administration of fosgonimeton treatment increased gamma power activity with a single dose in both young healthy volunteers and elderly healthy volunteers. Gamma power also improved in AD subjects. ERP P300 latency, a functional measure of working memory processing speed and executive function that highly correlates with cognition, was also substantially improved in AD subjects. After a single dose of fosgonimeton, all AD subjects started improving on ERP P300 latency, and by the end of the once-daily 8-day treatment cycle, average ERP P300 latency across the AD treatment group had improved by 73 milliseconds, a statistically significant change compared to the placebo group that did not show any directional change. These results suggest that fosgonimeton has the potential to substantially improve synaptic connectivity and brain function in AD subjects.

AD is a significant unmet medical need with currently 35 million cases estimated worldwide and no treatments that can significantly reduce the burden on individuals and families impacted by the disease. Failures of approaches targeting specific hypotheses of underlying AD pathology highlight the need for novel strategies to address the disease. Regardless of the underlying pathology, it has been established that the loss of synaptic density and breakdown of neuronal network connectivity leads to cognitive impairment in subjects with AD and other forms of dementia. We believe the enhancement of the HGF/MET neurotrophic system in the brain will lead to increased synaptic density, network recovery and information transmission in the brain, which could ultimately result in cognitive improvement and clinical benefit.

Fosgonimeton has the potential to address the broader dementia patient population beyond AD. Therefore, at the end of 2021, we initiated a 26-week, double-blind Phase 2 proof-of-concept trial for the treatment of Parkinson’s disease dementia (PDD) and Dementia with Lewy Bodies (DLB). Dementia is a significant unmet medical need affecting over 55 million people worldwide. Given underlying healthcare trends, specifically the aging population globally, the prevalence of dementia is expected to grow significantly and almost triple by 2050.

We are pioneering the use of small molecules that are designed to enhance the HGF/MET neurotrophic system, a naturally occurring regenerative system, in neurological diseases. While discovered in the liver, HGF is a critical growth factor across multiple organs, including in the brain. HGF/MET has long been known as a promising therapeutic target for CNS disorders; however, delivery of large proteins or gene therapy to the CNS to augment HGF/MET is challenging due to the invasive methods needed for them to bypass the BBB and the risk of potential adverse immune response. Our novel BBB-penetrating small molecules are designed to overcome many of these hurdles, allowing us to efficiently tap into the regenerative potential of HGF/MET. For therapeutic applications in CNS disorders, particularly AD, treatments that target neuronal growth factors can potentially accomplish several therapeutic goals, including rapid cognitive improvement and sustained neuroprotective effects.

It is our goal to establish in current and future clinical trials that our ATH platform, which is designed to enhance the body’s natural repair mechanism of HGF/MET, can potentially address a wide range of clinical applications ranging from CNS disorders, such as AD, PDD/DLB, multiple sclerosis, or MS, and amyotrophic lateral sclerosis, or ALS, to more peripheral conditions such as peripheral neuropathy. In addition, pre-existing literature suggests that HGF/MET biology plays a role in neuropsychiatric indications such as depression, anxiety and schizophrenia.

Our product candidate for our neuropsychiatric program is ATH-1020. ATH-1020 is a new compound for which we recently filed an Investigational New Drug (IND) application with the FDA at the end of 2021, and received notice of acceptance in January 2022. ATH-1020 is a novel small molecule compound designed to be an orally available once-daily treatment, to enhance the HGF/MET system, and to distribute to the CNS. In vivo testing has demonstrated that following oral delivery, ATH-1020 distributes to the brain and is neuroactive in animals, and has demonstrated anti-depressant effects in several models of depression, including the forced swim model of depression. A first-in-human Phase 1 study in healthy volunteers was initiated during the first quarter of 2022.

Currently, we have several preclinical candidates for non-AD indications, including ATH-1019, which is being developed to address peripheral indications such as peripheral neuropathy. Late-stage non-clinical development work and potentially early clinical studies will support decisions on selection of further product candidates and target indications moving forward. Our ATH platform allows us the flexibility to engineer compounds that are BBB-penetrant or that generate specific activity in the periphery, and molecules that are suitable for the subcutaneous or oral routes of administration.

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

Figure 1. Summary of Our Preclinical and Clinical ATH Programs.

The fosgonimeton LIFT-AD Phase 3 clinical trial may provide pivotal data in support of registration with the FDA.

Our Strategy

We intend to create, develop, and commercialize therapeutics with the potential to transform lives by repairing, restoring, and reversing the damage to nerve cells throughout the body. Key aspects of our business strategy to achieve these goals are to:

•
Advance fosgonimeton through clinical development for AD. We believe fosgonimeton has the potential to rapidly improve cognition and durably improve the lives of the millions of people suffering from AD who currently have limited therapeutic options. We initiated one clinical trial for AD in September 2020 and an additional clinical trial for AD in November 2020 to potentially accelerate our development timelines and further inform our development decisions. The first of these clinical trials is LIFT-AD, our Phase 3 clinical trial evaluating the holistic impact of fosgonimeton in AD, initiated in September 2020 with topline results expected in the first half of 2023, which results may provide pivotal evidence in support of registration. The second clinical trial is our ACT‑AD ERP P300 Phase 2 proof-of-concept clinical trial for AD evaluating the overall effects of fosgonimeton on working memory processing speed and cognitive measures, initiated in November 2020 with topline results expected in the second quarter of 2022.
•
Expand the development of fosgonimeton to include additional dementia indications.We are developing fosgonimeton as a treatment for mild-to-moderate AD, but over time we aim to expand development to cover all stages of AD. Beyond AD, we believe that fosgonimeton can ultimately address a broader dementia patient population, irrespective of cause. To begin this expansion, we initiated a Phase 2 proof-of-concept clinical trial for PDD and DLB at the end of 2021, dosing the first patient in the first quarter of 2022.
•
Focus on translational and functional endpoints to efficiently develop product candidates. We intend to use highly translatable and predictive measures, such as qEEG and ERP methods, early in development to guide clinical dose decisions, provide predictive and quantitative measures for potential clinical benefit, and advance product candidates through clinical development. We have focused on changes in cognitive processing and function, coupled with measures of brain function with qEEG and ERP P300 latency, allowing for more efficient and cost-effective clinical trials.
•
Advance innovative research to expand and develop our preclinical and clinical pipeline. Our strategy is to only advance product candidates that show both strong pharmacokinetics and pharmacodynamics (PK/PD) translation and early predictive clinical data. We plan to continue growing our discovery organization in the field of neuronal health and regeneration by building on our strong foundational knowledge of neuronal network, behavior, and translatable measures. It is our goal to establish in current and future clinical trials that our ATH platform, which is designed to enhance the body’s regenerative mechanism of HGF/MET, can potentially address a wide range of clinical applications ranging from CNS disorders, such as AD, PDD/DLB, MS, and ALS, to peripheral conditions such as peripheral neuropathy. In addition, we believe that HGF/MET biology plays a role in neuropsychiatric indications such as depression, anxiety, and schizophrenia.
•
Optimize the value of fosgonimeton and other candidates in major markets. We own worldwide rights to fosgonimeton as well as our pipeline of proprietary small molecule candidates. We plan to develop and pursue approval of fosgonimeton and other future candidates in major markets. Where appropriate, we may use strategic collaborations or partnerships to accelerate development and maximize the commercial potential of our programs.

Addressing the Key Aspects of Neuronal Health and Alzheimer’s Disease

Maintenance of neuronal health is critical to preserving normal neuronal and brain function. Several neurodegenerative diseases, such as AD, PDD/DLB, MS, and ALS, share a common consequence of continued neuronal damage and death that ultimately lead to progressive impairment of the neuronal network and loss of both cognitive and general functions. Globally, these diseases affect millions of people.

AD, our initial focus, is a progressive dementia caused by widespread neurodegeneration. The causal pathophysiological mechanism of AD has yet to be identified. This fundamental lack of understanding, combined with the complex range of pathological features, has led to a history of late-stage drug development failures. Regardless of the underlying pathology, it has been established that the loss of synaptic density and breakdown of the neuronal network lead to cognitive impairment in subjects with AD and other forms of dementia.

There is a vast unmet need for effective pharmacological treatment for AD. Despite significant investments in drug discovery programs and strategies to treat AD, there have been no approved therapeutics developed that can boost cognition, alter the course of the disease, and provide long-term symptomatic improvement. There are currently four marketed drugs for the management of AD symptoms: donepezil, galantamine, and rivastigmine (all acting on cholinergic neurotransmission) and memantine (targeting the NMDA receptor and glutamatergic neurotransmission/excitotoxicity). Beyond 6 to 12 months, the long-term efficacy for all of these drugs has not been proven; they can provide only temporary and modest clinical improvement.

Additionally, Aduhelm, which recently received accelerated approval due to effects on a biomarker directed to clear amyloid beta, or Aβ, may have potential as a disease-modifying therapy, though impact on clinical efficacy has yet to be firmly established. Several other experimental therapeutic agents directed towards Aβ clearance, and inhibition of Tau protein aggregation or phosphorylated-Tau, or pTau, clearance for AD, are in various stages of clinical development. Though Aduhelm has been approved by the FDA, its early adoption has been limited. And with several other clinical failures involving Aβ clearance, this highlights the incomplete understanding of the pathological processes in AD and clearly demonstrate the need for novel strategies to fight the disease effectively.

The HGF/MET Pathway – A Crucial System for Regeneration

The HGF/MET system has diverse roles relevant for synaptic function, network recovery, survival, and regeneration. We believe activation of HGF/MET offers a unique opportunity to address many aspects of AD pathology through a single, highly specific, targeted approach. Promoting the HGF/MET system has been shown to have multiple downstream beneficial effects relevant to improving symptoms and reversing the neurodegenerative process, making it an ideal target for complex neurodegenerative diseases, as illustrated below in Figure 2.

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

HGF/MET activity is responsible for healthy brain function and is reduced in AD and other neurological diseases

Microglia
HGF
Regulates Immune System
Promotes Neuronal Health
Enhances Perfusion
Stimulates Synaptogenesis
Neuron
Brain networks are composed of connected neurons
Capillary
Synaptic Cleft
Neurons are connected and communicate through synapses
HGF
HGF
NMDA Receptor
Binding of HGF to the MET receptor results in the activation of MET
MET
Maintenance of neuronal signaling pathways
Supports survival and repair of neuronal damage
Maintains neuronal function and memory formation
Sustains neuronal connections (synapses)

Significant Scientific Data Support HGF/MET’s Role in Maintaining Neuronal Health and Function

Normal MET expression is crucial in homeostasis of the healthy adult brain. Multiple studies have demonstrated that the MET system is strictly regulated to have a stable expression pattern. MET is one of a small number of uniquely regulated genes with very high differential stability in its quantitative pattern of mRNA gene transcript levels across hundreds of structures throughout the healthy adult brain. In fact, compared to approximately 17,000 other human genes, the MET receptor has the most differentially stable expression pattern in the cortex of the normal adult human brain. The cortex is a brain region that has important roles in learning, memory, and executive functioning, and this stable expression pattern demonstrates that the MET receptor is an important signature of a healthy brain.

Additionally, although MET expression is very stable in healthy adults, expression is reduced in AD subjects, particularly in the hippocampus. Previous studies have shown that AD subjects have a significantly reduced MET expression in different brain regions compared to healthy age-matched adults. This reduction highlights another rationale to rescue the activity of this critical regenerative system. Amplification of the HGF/MET system has the potential to provide critical neuroprotective and neuroregenerative effects to rescue damaged and dysfunctional neurons and promote recovery of cognitive functions.

Multiple third-party studies have documented the regenerative impact of HGF/MET promotion in models of AD, PDD, MS, and ALS, with examples shown in Figure 3 below. Notably, promotion of the HGF/MET system improved memory in AD and PDD models and improvement in neuronal survival was reported in various disease models including MS and ALS. These studies indicate that an enhanced HGF/MET system has substantial beneficial effects and support the HGF/MET system as a therapeutic target in a diverse array of neurological disorders.

Figure 3. Effects of HGF Treatment in Animal Models of CNS Disorders. Below is a list of preclinical studies conducted by third parties that show the beneficial effects of HGF/MET on functional endpoints or processes that are critical in recovering neuronal health and function. These studies demonstrate that boosting the activity of the HGF/MET system, whether through direct injection of HGF or increasing expression of HGF by gene therapy techniques, promotes neuronal health and regeneration, and rescues memory and function in several animal models of CNS disorders.

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
(mouse)
6-OHDA: 6-hydroxydopamine; BDNF: brain-derived neurotrophic factor; EAE: experimental autoimmune encephalomyelitis

As demonstrated by these studies, HGF/MET has long been known as a promising therapeutic target for CNS disorders, but the delivery of large proteins or gene therapy to the CNS to augment HGF/MET has been problematic and fraught with challenges. These approaches are not BBB-penetrating and require invasive methods to deliver to the CNS, which increases the risk of an immune reaction or infection. Further, they are also expensive and more challenging to scale which could limit their availability to patients.

Challenges with Approved and Traditional Neuronal and AD Therapy Approaches

The development of neuronal therapies presents unique challenges including: an imperfect understanding of the biology, the presence of the BBB that restricts the flow of drugs to the brain, and a lack of translatability of preclinical study results in human trials. Currently approved therapies have limited efficacy, often poor side effect profiles, and transient impact on quality of life if any. There remains an urgent need for new and novel approaches to address most neurodegenerative disorders including progressive and severe conditions such as AD, PDD, MS, and others.

Specific to AD, each of the currently approved symptomatic therapies only targets a single neurotransmitter, with limited and transient effects on cognition and low tolerability, which negatively impacts compliance and minimally reduces the caregiver burden. Other therapies in development that target a slowdown in disease progression so far showed only a marginal benefit on clinical decline and are mainly focused on the pre-dementia stages, i.e. amnestic mild cognitive impairment, or aMCI, to early-mild AD. All lack any immediate benefit in reducing the burden on patients and caregivers impacted by the disease. After targeting toxic proteins, these approaches may rely on the body’s repair mechanisms, which may also be damaged, and do not promote additional activation of regenerative pathways. This can add to variability of treatment outcomes and necessitates longer clinical development timelines. Further complicating drug development in AD has been the lack of utilization of biomarkers and measures that are able to detect early signs of efficacy and uncover promising candidates to take forward into larger trials. Biomarkers have revolutionized clinical research in oncology and other therapeutic areas, but traditionally not in AD. Historically, AD testing in clinical trials has relied heavily on imaging techniques to assess changes in amyloid and tau PET scans over several years, creating enormous costs and elongated timelines for the development process while not showing any direct correlation to cognitive functional improvement. We believe that these traditional methods can be replaced or supplemented by the use of rapid, non-invasive markers of brain activity and cognitive processing, like qEEG and ERP.

Our Differentiated Approach

We believe our ATH platform of small molecules will promote neuronal health and function through stimulating the HGF/MET system. Our small molecules are BBB-penetrating, can be delivered non-invasively, have very low risk of an immune reaction and are more cost efficient to manufacture and distribute. Boosting the HGF/MET system leads to the following primary downstream effects:

•
Synaptogenesis as the core need of disrupted neuronal networks, overcoming the disconnection syndrome common to many neurodegenerative diseases.
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

It is our goal to establish in current and future clinical trials that our ATH platform can positively impact neuronal health and function, not only by slowing down disease progression but also by improving brain network activity and function. We believe these effects could position Athira, and initially fosgonimeton, to address the complex pathology in neurodegenerative diseases.

We have designed fosgonimeton to specifically enhance the ability of HGF to activate MET. This substantially increases MET activation levels, and amplifies the beneficial effects downstream of the HGF/MET system.

Figure 4. Our ATH Small Molecule Candidates Are Designed to Enhance the HGF/MET System and Promote Multiple Beneficial Effects with the Potential to Improve Connectivity and Brain Function in Neurodegenerative Diseases.

By promoting endogenous pro-survival and regenerative mechanisms orchestrated by HGF/MET signaling, our ATH platform is designed to be a novel path to treat AD and neurodegeneration using a systemic approach. Enhancing the HGF/MET system also captures the modulation of the NMDA neurotransmitter pathway in a way distinct from the only FDA approved NMDA modulator, memantine. Modulation of neurotransmitter systems serves as the basis for the four currently approved AD drugs.

However, unlike these currently approved AD drugs, fosgonimeton is designed to also activate regenerative and anti-inflammatory pathways. Figure 5 below illustrates the typical timing of the different beneficial effects as an outcome of activating the HGF/MET system, as derived from experimental results.

Figure 5. Our ATH Candidates Are Designed to Positively Modulate the HGF/MET System Which May Lead to Both Rapid and Long-term Beneficial Effects. We believe that following administration of fosgonimeton, the HGF/MET system will activate and lead to several downstream effects. We anticipate that these effects may rapidly boost cognition with multiple regenerative mechanisms and lead to a stable and sustained recovery of the brain network and function.

Timeline of Potential Effects with Daily Fosgonimeton Treatment

For therapeutic applications in CNS disorders, particularly AD, treatments that target neuronal growth factors can potentially accomplish several therapeutic goals including rapid cognitive improvement and sustained neuroprotective effects.

Our Use of Highly Translatable and Predictive Measures to Guide Clinical Development

We believe qEEG and ERP have the potential to revolutionize the development paradigm in AD clinical trials. Quantitative EEG and ERP methods are highly translatable, quantitative, and predictive measures that can guide clinical dose decisions and provide live measures which were shown to correlate to potential clinical benefit. These methods focus on electrophysiological changes known to occur in cognitive processing and function, can result in more efficient and cost-effective clinical trials, and potentially provide an accelerated development path compared to traditional AD drug development programs.

Quantitative EEG and ERP Methods Reflect Brain Activity and Function

Our focused drug development approach aims to understand the potential clinical benefit of a product candidate at the early stages of clinical development by utilizing qEEG and ERP methods. Certain EEG/ERP components are valuable measures of cognition, such as quantitative EEG, or qEEG, an assessment of high frequency gamma power brain waves, and the P300 latency component of ERP.

Commonly used in clinical research and clinical practice, qEEG and ERP methods provide valuable insight into cognitive function but have been largely overlooked in AD clinical trials. At Athira, we are innovatively using these non-invasive methods to gain early insight into potential therapeutic effects. Improvement in the brain network, as well as changes in neurotransmitter activity, can be captured in the electrical activity of the brain. These methods assess the brain’s electrical activity from electrodes on the scalp. This non-invasive look at live brain activity is highly informative and can give insight into the brain penetration and neuroactivity of therapeutics directed to the brain. Quantitative EEG is a method to measure brain activity at rest, while ERP is measured from the same (or certain key) electrodes but only arises in response to a task-related stimulus. Quantitative EEG/ERP methods can provide substantial insight into the overall brain health and connectivity, as these measures are significantly altered in disorders that lead to cognitive impairment, such as AD.

For fosgonimeton, we incorporated a variety of translatable tools and measures into our clinical development plan. These measures, including both qEEG and P300 latency, have guided dose selection and provided predictive measures of cognitive improvement.

Quantitative Electroencephalogram: qEEG

EEG is a way to measure the electrical activity of the brain using small electrodes placed on the scalp. Neurons communicate and perform all functions using electrical impulses. EEG captures this electrical activity through the scalp and displays these electrical impulses as waves, as illustrated in Figure 6 below. The electrical activity will present at different frequencies or waves which provide various insights into neuronal health. We are most focused on the faster, higher frequency gamma waves which are associated with learning, memory formation and higher cognitive functions. Quantitative EEG is a method to quantitatively determine the amount of electrical signal that resides in each waveform, often described as power.

Figure 6. Noninvasive qEEG Recordings Reflect Brain Activity and Function.

Changes in qEEG power or shifts in the amount of activity in each waveform can be caused by several factors including response to stimulus, cognitive state (healthy or dementia), and CNS-directed therapies. Because qEEG is a non-invasive direct measure of brain activity, it represents a valuable tool for investigating therapies in AD and broader dementia. Changes in qEEG signals following administration of therapies targeting the brain indicate the therapy has reached the brain and likely engaged the intended target. Additionally, AD subjects present a general slowing of qEEG, where activity in higher frequency waves, such as gamma, is reduced. If therapies can reverse this pattern in AD, and increase gamma power, this may suggest treatment has helped improve brain activity. We utilized qEEG in our fosgonimeton Phase 1 clinical trial in healthy young, healthy elderly, and AD subjects as an indicator of CNS penetration and target engagement.

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

Figure 7. ERP Recording with an Auditory Oddball Paradigm.

The latency, or the amount of time that it takes to reach the peak of the positive wave following the stimulus, is typically reported to be 300 milliseconds in healthy, young, cognitively normal individuals. Numerous studies have shown that P300 latency is strongly correlated with cognition. P300 latency is increased and continues to worsen as AD and cognitive decline progresses. As an example, P300 latency is expected to be markedly increased in subjects with severe AD, compared to subjects with mild AD. The connection between P300 latency and increased cognitive decline has been characterized in a number of diseases including AD, PDD, DLB, Huntington’s, major depressive disorder with cognitive impairment, and traumatic brain injury. Loss of synaptic connections and neuronal dysfunction are well characterized in AD, and likely are the primary causes of the increased P300 latency. Figure 8 below illustrates the latency of cognitive processing as demonstrated by the delayed peaks in P300 in AD subjects compared to healthy, age-matched subjects. While the P300 amplitude is often reported as lower in AD subjects compared to healthy, age-matched subjects, this measure is much less consistent and not as strongly correlated to cognition as latency.

Figure 8. ERP Waveforms in AD Subjects Show Increased P300 Latency.

Insights from Approved Therapies

Companies with approved therapies have demonstrated parallel improvement in P300 latency and cognition as assessed by the Alzheimer’s Disease Assessment Scale-Cognitive Subscale, or ADAS-Cog, as shown in Figure 9 below. ADAS-Cog is a neuropsychological assessment used to assess the severity of cognitive symptoms of dementia. While these changes induced by acetylcholinesterase inhibitors are modest and often transient, these previously published results support the correlation of P300 latency and cognition in AD subjects. The magnitude of effects in P300 latency measures for current AD treatments is shown in Figure 9 below. The studies of donepezil and rivastigmine were conducted in patient populations at similar stages of disease (mild to moderate AD with an average P300 latency of 382.7 ms for the donepezil group and 382.3 ms for the rivastigmine group). The P300 methodology used was similar to that of our fosgonimeton Phase 1 study. Both drugs showed a modest improvement in P300 latency, with donepezil demonstrating a peak improvement of 16 ms and rivastigmine demonstrating a peak improvement of 22 ms.

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

Applications to Our ATH Platform

In CNS disorders, fluid or imaging biomarkers have been extensively used in drug development. However, these can be invasive and expensive, and inconclusive in determining the connection of these biomarkers to cognition. We sought to develop a translational strategy for ATH that was highly correlated to brain function and cognition which led us to use qEEG/ERP for the clinical development of fosgonimeton. We believe these measures are particularly well-suited to provide early insight into drug effects in AD, given that as the cognitive decline progresses, subjects display a decrease in qEEG gamma power, and a progressive increase in ERP P300 latency.

Utilizing qEEG/ERP as non-invasive, translatable, and quantitative measures early in clinical development helps to inform future clinical trial designs. Positive changes in qEEG and ERP P300 latency potentially indicate a positive cognitive effect of our ATH treatments, which increases our confidence that these effects may translate to clinical benefit in later-stage clinical trials.

Fosgonimeton for the Potential Treatment of AD and Other Neuronal Diseases

We are developing our lead product candidate, fosgonimeton, for the treatment of neurodegenerative disorders, with an initial focus on AD. Fosgonimeton is designed to improve neuronal health and promote regeneration, thereby improving symptoms in cognitively impaired subjects. As we continue to develop fosgonimeton, we will plan to assess additional functional and behavioral benefits. In our Phase 1a/b clinical trial, fosgonimeton for the treatment of AD was well tolerated with no serious adverse events across 88 subjects recruited in the study, including 11 subjects with mild-to-moderate AD, who were assigned to treatment and control groups. Additionally, fosgonimeton treatment led to improvements in brain network activity that indicated potentially positive effects on brain function. In the AD subjects, multiple dosing of fosgonimeton significantly improved P300 latency. P300 latency is a functional measure that is highly correlated with cognition; however, we have not yet established a connection between these P300 latency results and improved cognition. It is our goal to establish in current and future clinical trials that administration of fosgonimeton is effective in promoting cognitive improvement. In September 2020, we began site initiation and patient screening for LIFT-AD, our Phase 2/3 clinical trial with fosgonimeton designed with the potential to provide pivotal data in support of registration, for the treatment of mild-to-moderate AD, with topline results expected in the first half of 2023. In November 2020, we also initiated ACT-AD, a proof-of-concept Phase 2 clinical trial with ERP P300 latency as the primary endpoint, in mild-to-moderate AD, which trial is designed to better characterize the overall effects of fosgonimeton on working memory processing speed and cognitive capacity, with topline results expected in the second quarter of 2022. In July 2021, we announced that we are enrolling patients into a 26-week open-label extension study for our LIFT-AD and ACT-AD clinical trials, which will allow us to collect up to a total of one year of safety data with fosgonimeton. In October 2021, we announced that we completed patient enrollment in our ACT-AD clinical trial. In January 2022, we increased the LIFT-AD study sample size by approximately 120 participants, from 300 to 420, in order to strengthen the statistical power of co-key secondary endpoints, including ADAS-Cog11.

Mechanism of Action

Growing evidence suggests that complex CNS disorders, such as AD, are unlikely to be caused by a single route of pathology. Modulation of a neuronal growth factor has gained considerable attention for the potential treatment of neurodegenerative disorders. Our lead candidate, fosgonimeton, is a small molecule pro-drug therapeutic specifically designed to promote the ability of HGF to activate MET. This promotion substantially increases MET activation levels and amplifies the beneficial downstream effects of the HGF/MET system, with several attributes relevant to AD:

•
HGF/MET is a critical neurotrophic factor for normative brain function and it is reduced in AD subjects;
•
promotion of the HGF/MET system has shown in several animal models the potential to directly halt neurodegeneration and induce regeneration, improve cerebral blood flow, and reduce inflammation; and
•
we expect HGF/MET system activation to improve P300 latency, as observed in AD subjects after fosgonimeton treatment in our Phase 1a/b clinical trial.

Clinical Results

Phase 1 Clinical Trial

The IND for fosgonimeton in AD was filed in September 2017. Since then, we have completed our Phase 1 clinical trial, which enrolled a total of 88 subjects, including 48 healthy young male subjects (mean age = 33.4 ± 6.3), 29 healthy elderly subjects (mean age = 63.8 ± 4.0; 14 male, 15 female), and 11 AD subjects (mean age = 69.2 ± 7.1; 5 male, 6 female, median [range] MMSE = 20 [5–29]), as illustrated below in Figure 11. The clinical trial was randomized and double-blind and consisted of daily single injections over a nine-day period. While the primary endpoints of our Part A single ascending dose, or SAD, and Part B multiple ascending dose, or MAD, trial were focused on safety and assessment of human pharmacokinetics, we also included qEEG and ERP as measures to evaluate effects of fosgonimeton on brain activity in AD subjects. Together, these clinical trials assessed qEEG as a measure of brain circuitry and network activity and ERP as a measure of working memory access and cognitive processes in the brain.

Figure 11. 88 Subjects Included in the Phase 1 Clinical Trial.

Fosgonimeton was shown to be well-tolerated across all doses tested. There were no serious adverse events (AEs), or clinically relevant findings reported in blood chemistry, urinalysis, vital signs, ECG, EEG, physical, or neurological examinations. A maximum tolerated dose was not achieved. Fosgonimeton demonstrated a pulsatile mode of target activation, and the PK profile is compelling, with linear dose relationship, no accumulation, and no sex or age effect. We did not have any subject dropout due to serious adverse events during this clinical trial.

Translation of Fosgonimeton Changes in Brain Circuitry Activity

Quantitative EEG was used as a translational tool to recapitulate the changes in brain network activity from fosgonimeton that were observed in our preclinical models and to help guide dose selection for late-stage clinical development. We collected qEEG recordings from healthy young, healthy elderly, and AD subjects to determine qEEG changes after the administration of fosgonimeton.

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

In the clinical trials, fosgonimeton increased the levels of the high frequency gamma power which is the frequency band that is associated with learning, memory, and cognitive function. Gamma is typically decreased in AD subjects. Fosgonimeton showed dose-dependent and consistent changes in gamma brain activity signals across all treated cohorts, consistent with the changes observed in non-clinical models.

Quantitative EEG Changes Observed in the Phase 1 Part A SAD Clinical Trial

Rapid induction in the high frequency gamma power was observed after a single dose and is most likely explained by fosgonimeton promoting HGF/MET induced synaptic relocation of NMDA receptors and potentiation of NMDA receptor currents. A dose-dependent increase was observed across the low, mid, and high doses with statistically significant changes at the highest dose levels assessed. Figure 12 below shows the change in qEEG gamma power from baseline following administration of placebo, low dose fosgonimeton (2 and 6 mg, pooled), mid dose (20 and 40 mg, pooled), and high dose (60 and 90 mg, pooled). The p-value maps show the statistics based on analysis of covariance, or ANCOVA, analysis. There were 12 subjects for each of the low- and mid-dose groups, and 11 subjects for the high-dose group. A single subject from the high-dose group in the single-dose data set in Figure 12 below was excluded from analysis due to an inability to capture or analyze data as a result of technical issues such as electrode placement or subject movement. All AD subjects’ data were captured at all data points.

Figure 12. Single Dose of Fosgonimeton Increased qEEG Gamma Power in Humans.

Quantitative EEG Changes Observed in Phase 1 Part B MAD Clinical Trial in Healthy Elderly Subjects

The main qEEG effect of fosgonimeton administration at all doses (20, 40, and 60 mg) in the healthy elderly subjects was increased gamma power, both at 3 hours post-dose on Day 1 and across multiple data points collected on Days 4 and 8 for all assessed doses of fosgonimeton. Figure 13 below shows the change in gamma power with once-daily administration of the 20 mg dose of fosgonimeton over 9 days. Similar effects were observed at 40 mg and 60 mg doses of fosgonimeton; data for the 80 mg dose level were not analyzed due to technical issues during data collection and a smaller sample size. All subjects completed the planned administration and data collection schedule; however, data from two of the healthy elderly subjects on Day 8 was lost due to an inability to capture or analyze that data as a result of technical issues such as electrode placement or subject movement. All AD subjects’ data were captured at all data points.

Figure 13. Fosgonimeton Administration Increased qEEG Gamma Power in Elderly Subjects.

We also observed increased gamma power on Days 4 and 8 at the pre-dose recording: 24 hours after the last dose of fosgonimeton, fosgonimeton was measured and shown to be completely cleared from the plasma. These results suggest that the beneficial effects of fosgonimeton are sustained. The increase in gamma power was specific to the treatment groups as no increase was observed in subjects receiving placebo.

The multiple dose clinical trial in AD subjects (40 mg subcutaneous injection once daily over 9 days) suggested a potential effect in AD subjects. Analysis of qEEG indicates an acute induction of gamma power (Day 4 and Day 8) after multiple doses. Figure 14 below shows emerging recovery of acute gamma power induction after 4 days of fosgonimeton treatment which continues to increase after 8 days of treatment. This pattern was not observed in subjects receiving placebo, where there was no consistent change in acute gamma power induction.

Figure 14. Fosgonimeton Administration Rescued Acute Gamma Power Signal in AD Subjects.

Overall, the qEEG results in humans are indicative of CNS penetration and target engagement, suggesting an active dose range of fosgonimeton from 20 to 90 mg.

Event-related Potential

In our Phase 1 Part B clinical trial, ERP P300 recordings were collected from the MAD healthy elderly and AD subjects. Analysis of these P300 data demonstrated that one daily dose of fosgonimeton improved P300 latency over an 8-day dosing period in AD subjects, as shown in Figures 15–17. P300 latency, a functional measure of working memory processing speed and executive function that highly correlates with cognition, was dramatically improved; however, we have not yet established a connection between these P300 latency results and improved cognition. After a single dose of fosgonimeton, all AD subjects tested had improved P300 latency, and by the end of a 9-day treatment cycle, average P300 latency across the AD treatment group had improved by 73 milliseconds, as measured on day 8, a statistically significant change compared to placebo group that did not show any significant directional change. We also observed sustained effects on P300 latency in the pre-dose recordings on subsequent testing days (the arrows in Figure 15 show the average P300 latency value from the fosgonimeton group as a heat map). At these time points, which are 24 hours after the last dose, fosgonimeton was measured and shown to be completely cleared from the plasma, while recorded P300 latency values remained lower than baseline. These data indicate fosgonimeton treatment potentially recovered disruptions to brain function and network connectivity, which we believe are likely through several components of the mechanism, including NMDA receptor modulation, increased connectivity through recovery of synaptic density, and improved overall neuronal health and function.

Figure 15. Fosgonimeton Treatment Led to Continued and Sustained Improvement in P300 Latency in AD Subjects. The arrows highlight the sustained P300 latency benefit due to fosgonimeton treatment.

Figure 16. Quantification of the Change in P300 Latency from Baseline, Fosgonimeton Significantly Reduced P300 Latency Compared to the Placebo Group on Day 8 Recordings. Data show average P300 latency values of 7 AD subjects treated with fosgonimeton vs. 4 AD subjects on placebo * p=0.027

Figure 17. Data from Each Subject in the Clinical Trial Showing the Change in P300 Latency from Baseline. Every Subject Receiving Fosgonimeton Showed a Level of Improvement in P300 Latency and Subjects Receiving Placebo Had No Consistent Change.

Alzheimer's Subjects
(Fosgonimeton 40mg)
Baseline
End of Study
Alzheimer's Subjects
(Placebo)
Baseline
End of Study
P300 Latency (ms)
500
450
400
350
300
250

Safety

Fosgonimeton, administered once daily by subcutaneous injection, was well tolerated with no serious adverse events in our placebo-controlled double blind Phase 1 clinical trial completed to date, where we enrolled 88 subjects recruited in the study, including 11 subjects with mild-to-moderate AD, who were randomized to treatment and control groups.

Additionally, three chronic GLP toxicology studies, a 6-month toxicity study in rats, a 6-month toxicity study in dogs, and a separate 9-month toxicity study in dogs showed no fosgonimeton-related clinical or veterinary observations or effects on quantitative ECG parameters (dogs) or clinical pathology parameters, macroscopic findings, or organ weight changes in both species. Daily subcutaneous administration of fosgonimeton to rats and dogs for 26 weeks and 39 weeks in dogs at dose levels of 2, 4, and 8mg/kg/day was tolerated. The only adverse finding was necrosis of the injection site subcutaneous tissue in male animals at 8mg/kg/day. The systemic NOAEL was the high dose at 8mg/kg/day, equivalent to a 290mg Human Equivalent Dose (based on ATH-1001 Cmax in rats). Moreover, GLP safety pharmacology studies on rats and dogs reported no fosgonimeton-related effects on cardiovascular, respiratory, or CNS function at the high dose of 8mg/kg/day. There were no indications of fosgonimeton-related mutagenicity or genotoxicity in in vitro genotoxicity assays or evidence of clastogenicity or aneugenicity in in vivo micronucleus assays.

In summary, human exposures from the planned dose range of 40-70 mg for the Phase 2 and 3 clinical trials are well below the animal no observable adverse event level, or NOAEL, exposures.

Furthermore, the NOAEL from the 26-week GLP toxicity study was defined by injection site reactions, which are monitorable and reversible, and may be less of a risk in humans due to greater surface area, a higher number of injection sites, and a lower volume of injection relative to body size.

Administration

Fosgonimeton is delivered by once-daily subcutaneous injection. The fosgonimeton formulation is non-viscous, near physiological pH, and is expected to be dispensed and administered at room temperature. These attributes and the use of small-gauge needles (29), and low volume (1 mL) significantly optimize the fosgonimeton product profile for a subcutaneous route of administration. Subcutaneous injections are a common route of administration of chronic therapies, including those for diabetic or MS patients, and are easy to administer for patients and/or caregivers while being generally well tolerated. With the progression of neurodegenerative disorders, oral administration can become challenging as:

•
safe swallowing often becomes increasingly difficult;
•
daily trays of multiple solid oral dosage forms add to patient/caregiver burden; and
•
potential resistance to care can also impact compliance.

Subcutaneous injectables do not present as a potential barrier to adoption, and as the base-case target product profile, represents a significant opportunity. Following our initial medication management research initiative, where we surveyed a number of caregivers and medical professionals to understand compliance challenges in the AD population, an external market research firm independently assessed the adoption potential of fosgonimeton as a once-daily subcutaneous injectable across neurologists, patients/caregivers and subcutaneous injectables experts. Key findings are in line with prior research and continue to support this product profile (pre-filled syringe, subcutaneous injection) as a well-known route of administration among this patient population; and has the potential to overcome identified patient-related challenges, including forgetfulness and compliance, swallowing, agitation and behavior.

Development Strategy

Our development strategy is designed to support a rapid and risk mitigated approach to bring fosgonimeton to the market. While we believe the compound can improve cognition in all stages of AD, our initial focus is on the mild to moderate AD stage because this is the area of highest medical need while allowing for shorter pivotal trials and in following an established regulatory pathway.

LIFT-AD Trial: A 26-Week Phase 3 Clinical Trial in Mild-to-Moderate AD Subjects

Based on the safety and translational Phase 1a/b clinical trial results, including AD subjects, we are conducting LIFT-AD, a Phase 3 randomized, double-blind, placebo-controlled clinical trial. This clinical trial is designed to assess the efficacy, safety, and tolerability of two dose levels of fosgonimeton (40 mg and 70 mg) in subjects with mild-to-moderate AD compared to placebo over a 26-week period. The clinical trial is intended to enroll approximately 420 AD subjects. Subjects enrolled in the clinical trial will have a severity range within the conventional boundaries for mild-to-moderate AD, based on MMSE 14-24 inclusive. Clinical dementia rating, or CDR, is a 5-point scale used to assess cognitive processing and function in AD and related dementias. CDR 1 or 2 are an additional inclusion criterion to ensure overt dementia. In September 2020, we began the site initiation and patient screening for the LIFT-AD trial and anticipate topline results in the first half of 2023. While the results may qualify for pivotal data in support of registration, the FDA or other regulators might still require additional trials, even if results from the LIFT-AD trial are positive.

Compared to therapies focused on AD progression, which traditionally require multi-year clinical trials to measure changes in disease progression, we believe that fosgonimeton may induce a rapid boost in cognition, which enables us to design our trial with a 26-week treatment period and potentially accelerate the clinical development of fosgonimeton.

The primary endpoint in LIFT-AD is the Global Statistical Test, or GST, and this unbiased, unweighted composite single outcome will provide the assessment of proof-of-concept. The GST is a mathematical algorithm based on actual psychometric performance tests of ADAS-Cog11 and either ADCS-CGIC or ADCS-ADL23. The co-key secondary endpoints will potentially provide pivotal evidence to support registration. ADAS-Cog11 refers to the 11 tasks that make up the ADAS-Cog neuropsychological assessment. ADCS-CGIC refers to the Alzheimer’s Disease Cooperative Study-Clinical Global Impression of Change, a systematic method to support clinical relevance of statistically significant benefits in cognitive performance testing. The GST composite provides a more sensitive endpoint to the overall treatment effect of multiple variables and increases our chances of understanding the full impact of fosgonimeton clinical outcomes. If co-key secondary endpoints – e.g., ADAS-Cog-11 and ADCS-CGIC – are only trending, then GST may still be statistically significant. Thus, positive GST data will support proof of concept, and positive results from the co-key secondary endpoints will potentially provide pivotal evidence to support regulatory approval.

Further secondary endpoints include the Controlled Oral Word Association Test, or COWAT, to specifically assess changes in executive memory function, the Alzheimer’s Disease Cooperative Study – Activities of Daily Living, or ADCS-ADL23, scale to assess 23 instrumental activities of daily living, and the Neuropsychiatric Inventory, or NPI, to assess any changes in behavior.

Exploratory pharmaco-economic outcomes are comprised of validated scales to capture resource utilization (RUD-lite 3.3), caregiver burden (Zarit Burden Interview) and quality of life (EQ-5D-5L).

The clinical trial design for LIFT-AD was informed by our previous interactions and discussions with the FDA. In order to be considered a pivotal trial supportive of FDA approval for mild to moderate AD, LIFT-AD will need to achieve a statistically significant improvement separately on our co-key outcomes, e.g. the ADAS-Cog11, ADCS-CGIC, and ADCS-ADL23. In January 2022, we announced that we are increasing the LIFT-AD study sample size by approximately 120 participants, from 300 to 420, in order to strengthen the statistical power of these co-key secondary endpoints.

ACT-AD P300 Trial: A 26-Week Phase 2 Clinical Trial in Mild-to-Moderate AD Subjects

In addition to LIFT-AD, in November 2020 we initiated ACT‑AD, a randomized, placebo-controlled P300 Phase 2 clinical trial designed to test the same dose levels of fosgonimeton (40 and 70 mg/d) in subjects with mild-to-moderate AD compared to placebo. We completed enrollment in October 2021 at 77 mild-to-moderate AD subjects using the same enrollment criteria as described above and include a 26-week treatment period.

The primary endpoint of ACT-AD is change in ERP P300 latency. Several secondary endpoints will be assessed, including ADAS-Cog11, ADCS-CGIC, and ADCS-ADL23. The ACT-AD trial was similarly designed to the potentially pivotal LIFT-AD trial; key findings from ACT-AD could function as an interim analysis for LIFT-AD without statistical penalty. Additionally, ACT-AD will continue to assess safety of fosgonimeton in mild-to-moderate AD during the 26-week trial period, with potential to add an additional up to 26-weeks of safety data in an optional open label extension study.

Open Label Extension of LIFT-AD and ACT-AD Clinical Trials

Following the completion of the 26-week treatment period during the LIFT-AD and ACT-AD trials, patients may elect to continue on an open label extension and receive treatment with fosgonimeton at the high dose (70mg/day) for up to an additional 26-weeks. The data collected from this open label extension may provide us with a better understanding of the long-term safety and efficacy profile of fosgonimeton. Additionally, we are currently considering further extending the open label extension of the LIFT-AD and ACT-AD trials.

Phase 2 Proof-of-Concept Clinical Trial in PDD and DLB Subjects

In addition to the three AD clinical trials, we are moving beyond AD and are also testing the effects of fosgonimeton in PDD and DLB subjects. After initial limitation to the nigrostriatal system neurons, PD is a condition that leads to a progressive damage of more neuronal networks over time, ultimately impacting function and cognition and resulting in dementia in the majority of subjects affected. Like AD, PDD subjects demonstrate an increase in their P300 latency, which increases the likelihood that fosgonimeton can potentially address dementia in PDD subjects. This clinical trial was called SHAPE and is a randomized, double-blind, placebo-controlled, parallel-group Phase 2 proof-of-concept clinical trial in PDD and DLB subjects. It was initiated at the end of 2021 and the first patient was dosed in January 2022. The population severity will include Hoehn-Yahr stages 1 through 4, inclusive, who will receive 40 mg and 70 mg once daily of fosgonimeton versus placebo. Endpoints will include ERP P300 latency, cognition, function, and behavior, and also motor function.

Preclinical Results

Fosgonimeton was assessed in multiple preclinical studies, including in vitro assays and several animal models of memory deficits. Fosgonimeton promoted the formation of new spines and functional synapses in hippocampal neurons in vitro (neuronal cultures). Fosgonimeton also activated HGF/MET, which in turn has been shown to enhance long-term potentiation. Long-term potentiation refers to a process at the individual neuron level, where memory formation is thought to involve a sustained increase in synaptic efficiency following repeated stimulation. In the aged animal model of dementia, fosgonimeton increased synaptic density and in multiple models of dementia improved performance in tests of spatial memory.

Similar to the clinical findings, fosgonimeton treatment also increased the qEEG gamma power that is associated with cognitive processing and memory in a non-clinical AD animal model (APP1/PS1), as shown in Figure 18. Changes in gamma brain activity signals are highly translatable which helped guide our selection of the clinical doses.

Figure 18. Fosgonimeton Treatment Induces Acute Increases in Gamma Power within One Hour of Administration (left) and Daily Treatment for Two Weeks Followed by a Seven-Day Washout Shows a Sustained Effect on Gamma Power (right).

Fosgonimeton Induces an Acute Dose-Dependent Increase in Relative Gamma Power	Two Weeks of Fosgonimeton Treatment Induced Increased Gamma Power That Was Sustained After Seven Days of Washout

***p<0.001

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

This system has supported the identification of several candidates for development, including fosgonimeton. We are using our ATH platform and discovery engine to explore potential development of therapeutic candidates in additional nervous system disorders including ALS, MS, and neuropsychiatric indications, as well as in peripheral indications such as peripheral neuropathy. We are also actively exploring the potential of expanding the focus of our discovery engine to multiple molecular targets relevant to nervous system disorders.

Additional Development Opportunities

Our Neuropsychiatric Program (ATH‑1020)

We are currently developing ATH-1020 for neuropsychiatric conditions. The HGF/MET system is relevant for multiple neuropsychiatric indications including depression, anxiety and schizophrenia, as well as the cognitive impairment regularly associated with these conditions. The lifetime prevalence of common mental disorders is reported to be almost 30% and, despite the sizable number of available treatments, a large portion of subjects show an unsatisfactory or a lack of response to treatment. This context, combined with slow responses to common treatments, results in a major burden for patients, public healthcare, and disability systems. ATH compounds represent a novel mechanism for the treatment of neuropsychiatric conditions.

Our product candidate for the neuropsychiatric program is ATH-1020. ATH-1020 is a new compound for which we recently filed an IND application with the FDA at the end of 2021, and received notice of acceptance in January 2022. We initiated the Phase 1 clinical trial for ATH-1020 in the first quarter of 2022, which is designed to evaluate the safety, tolerability, and pharmacokinetics of ATH-1020 in approximately 68 healthy young and elderly volunteers. ATH-1020 is a novel small molecule compound designed to be an orally available once-daily treatment, to enhance the HGF/MET system, and to distribute to the CNS. Preclinical testing has demonstrated neuroprotective effects leading to increased neuron viability in response to several neurotoxic insults. Additionally, treatment with ATH-1020 mitigated depression-related behaviors in an animal model of depression, as shown in Figure 19. In the MK-801 rodent model of schizophrenia, ATH-1020 rescued mismatch negativity response, a translatable electroencephalogram (EEG) measure that shows consistent and robust deficits in both rodent models and schizophrenia patients (Figure 20).

Figure 19. ATH-1020 Improve Depressive-like Behaviors in Rats in the Forced Swim Model of Depression. Data show average frequency of behaviors normalized to vehicle for ten rats per group. ATH-1020 significantly improved performance in the forced swim test, by reducing immobility, a depressive-like behavior, and increasing swimming, commonly interpreted as an antidepressant effect, compared to vehicle (*p<0.05, **p<0.01, ***p<0.001).

Figure 20. ATH-1020 Rescues the Mismatch Negativity (MMN) Deficit Seen in the Rat MK-801 Schizophrenia Model. Data show EEG recordings in vehicle control, MK-801 only, and MK-801 plus ATH-1020 treatment groups. ATH-1020 rescues MMN wave back to the range of normal healthy animals. (*p<0.05, ***p<0.001).

From several preclinical findings, we believe the stimulating activity of ATH compounds on the HGF/MET system is well-suited to address neuropsychiatric conditions because:

•
HGF/MET signaling is deficient in neuropsychiatric patients and negatively correlated to disease severity;

•
reductions in HGF/MET signaling is a causative agent of depression and anxiety behaviors in rodents;
•
enhancement of HGF concentrations in the brain has anti-depressive and anxiolytic effects in rodent models; and
•
in a rodent model of schizophrenia, enhancement of HGF/MET activity rescued MMN response (a translatable EEG measure from rodents to humans).

Further, patients suffering from major depression display reduced function and connectivity of neural pathways, resulting in prolonged P300 latency compared to healthy controls. This effect is particularly apparent in those experiencing cognitive dysfunction. The extent of P300 latency slowing is strongly correlated with the severity of depression, and a normalization of P300 latency is associated with response to treatment. A similar correlation is observed in patients suffering from other neuropsychiatric disorders. Our HGF positive modulator for the treatment of AD, fosgonimeton, reduced the P300 latency of AD subjects in a Phase 1b clinical trial within 8 days of treatment. While the patient populations in neuropsychiatric conditions and AD are substantially different, the root cause of the diseases may not be, and properties of P300 latency have been shown to be conserved across many diseases. These results highlight the ability of HGF/MET activators to impact P300 latency, which when combined with the preexisting research on the effects of activating the HGF/MET system in neuropsychiatric disorders indicates that treatment with HGF/MET activating compounds may be capable of improving patient outcomes in neuropsychiatric indications. We are advancing ATH-1020 for further development for neuropsychiatric indications and submitted our IND to the FDA at the end of 2021. Late-stage non-clinical development work and potentially early clinical studies will support decisions on selection of the product candidate and indication moving forward.

Our Peripheral Indication Program (ATH-1019)

We have initiated a discovery program to evaluate ATH compounds for peripheral nervous system disorders, such as neuropathy. ATH-1019 (formerly ATH-1018) is a novel, orally active candidate that has demonstrated ability to significantly promote the activity of the HGF/MET system. We are planning to administer ATH-1019 at doses that are expected to largely relegate its activity to the periphery. ATH-1019 potentially represents a new strategy to address peripheral nervous system disorders by promoting the regenerative power of the HGF/MET system with a small molecule therapy. Consideration of HGF/MET activators as a therapeutic approach for peripheral nervous system disorders including neuropathy was initiated following review of studies demonstrating that HGF/MET activating treatment repaired peripheral nerve injury and reduced neuropathy.

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

Furthermore, previous clinical trials have shown that with HGF plasmid therapy, designed to increase circulating HGF, promoting the HGF/MET system significantly reduced pain in patients with diabetic peripheral neuropathy. We believe these clinical trials provide a proof of concept for the therapeutic target. However, our oral small-molecule candidates offer distinct advantages over plasmid therapies, including controlled dose and ease of administration. Targeting HGF/MET signaling for the treatment of peripheral nervous system disorders is supported by both preclinical and clinical research, and we are evaluating the next generation oral ATH compounds for peripheral activity. We are advancing ATH-1019 to further discovery and development for peripheral nervous system indications.

Market Opportunity

AD and Dementia

Fosgonimeton is being advanced for mild-to-moderate AD patients initially. The AD dementia market today in 2022 is reported to be approximately 6.2 million Americans and is projected to reach nearly 14 million by 2050 in the U.S. alone. Worldwide, as many as 35 million people are estimated to have AD and the patient population was projected in 2007 to grow to over 100 million by 2050. Our strategy is to ultimately position fosgonimeton as a treatment for dementia broadly. Spanning all dementias globally, an estimated 55 million people are reported to be affected today in 2022 and this number is projected to be 150 million by 2050. Many factors contribute to the growing numbers of the potentially treatable population, including “baby boomers” reaching age 65 and increasing life expectancy beyond 80.

Other Target Indications

Our immediate next pipeline opportunities include: ATH-1020 for neuropsychiatric indications and ATH-1019 for peripheral neuropathy. Neuropsychiatric indications, specifically depression and schizophrenia, are estimated to affect approximately 280 million and 20 million people worldwide, respectively. In the U.S., 13.1 million adults 18 and older and 3.2 million Americans are affected by depression and schizophrenia, respectively. Beyond these specific examples of depression and schizophrenia, and with a reported lifetime prevalence of nearly 30% for all neuropsychiatric indications, the addressable 2020 patient population of adults 18 and older is reported to reach nearly 50 million in the U.S. alone.

The estimated prevalence of peripheral neuropathy in the U.S. averages approximately 10% but could be higher due to a larger undiagnosed population. Conservatively, and with nearly 10% of the U.S. population over 30 years old estimated to be diagnosed with some form of neuropathy, the reported addressable patient population today is approximately 30 million patients for peripheral neuropathy, a type of neuropathic pain, alone.

Potential Commercialization Plan

Fosgonimeton is initially being developed as a regenerative medicine for AD. For the initial target patient population of mild-to-moderate AD patients, our commercialization strategy of fosgonimeton will consider the following key elements:

•
potential first-line therapy;
•
an add-on therapy for patients on existing therapies;
•
a monotherapy for patients who are not suitable for acetylcholinesterase inhibitors, or AChEIs;
•
a monotherapy for patients who have stopped AChEIs due to loss of effect or side effects; and
•
a treatment to other dementias such as PDD, Lewy body dementia and Frontal temporal dementia over time.

We aim to demonstrate the unique short- and long-term value provided by fosgonimeton by linking the core symptoms of dementia (cognition and behavioral and psychological symptoms of dementia) to both improved outcomes and reduced costs and the benefits of fosgonimeton through increased compliance rates in our initial indications.

We anticipate exploring two distribution strategies for fosgonimeton, traditional wholesaler and specialty pharmacy. While the traditional wholesaler could be a suitable option, we believe that the additional patient services that could be provided through specialty pharmacy may offer more value to patients, caregivers, and their providers. Such services could include training on subcutaneous administration, patient counseling and assistance with reimbursement or insurance issues. This could also allow us to reduce the need for costly in house or field-based resources such as patient training or reimbursement support specialists.

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

We have enough fosgonimeton supply to support our LIFT-AD Phase 3 and our ACT‑AD Phase 2 clinical trials in AD. We believe the synthesis of fosgonimeton is reliable and reproducible and the synthetic routes can be further optimized to enable large-scale production that continues to avoid use of toxic materials or specialized equipment or handling during the manufacturing process. We continue to optimize the manufacturing process to support future large-scale and commercial supply. Fosgonimeton is purified as a stable solid and then released to additional CDMOs for formulation and packaging into final drug product for use in clinical testing.

The final drug product profile is a ready-to-use pre-filled syringe with a clear, non-viscous aqueous solution of fosgonimeton. The syringes utilize materials and components that are readily available commercially. The fosgonimeton drug product has shown extended stability (at least 2 years) under storage conditions when stored in vials that were composed of identical materials to the syringes. Confirmatory stability studies in syringes are ongoing and data collected thus far support the translation of the extended stability from vials to syringes under refrigerated conditions as well as short-term dispensation and at-home storage in ambient conditions. Room temperature storage allows patients to avoid cumbersome storage requirements and reduces overall burden.

We plan to maintain our focus to identify and develop small molecule product candidates that are expected to have cost-effective manufacturing using third party CDMOs.

We expect to use similar contract resources for commercialization of our products, at least until our resources and operations are at a scale that justifies investment in internal manufacturing capabilities.

Competition

The biotechnology and biopharmaceuticals industries are characterized by rapid technological advancement, significant competition, and an emphasis on intellectual property. As a clinical-stage biopharmaceutical company developing small molecules to restore neuronal health and slow neurodegeneration, with our most advanced product candidates focused on the treatment of AD and dementia, we face, and in the future may face, increased competitive pressures from both large and small pharmaceutical companies and from established and emerging biotechnology companies, as well as academic, government, and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with current treatments and new treatments that may become available in the future. With the advancement of fosgonimeton as a novel small molecule therapeutic positively modulating a neurotrophic factor pathway, the HGF/MET system, and its liquid formulation as a subcutaneous deliverable, we also consider as competitors companies developing small molecule AD therapies targeting neurotrophic factors with or without a subcutaneous route of administration.

Because of the range of potential competitors, many of our competitors, alone or with strategic partners, have greater access to financial resources, market presence, and resources and expertise in development, preclinical and clinical testing, manufacturing, commercialization, the regulatory approval process, and/or marketing and sales than we do. In addition, these same competitors, who may be in a clinical development stage, could also be competing with us for patient recruitment, clinical research organization, and operational resources. These entities also compete with us in the recruitment and retaining of qualified scientific and management personnel, as well as the acquisition of enabling or complementary technologies for advancing fosgonimeton across all competitors. Merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited if our competitors develop and commercialize products that are more effective, safer, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of other treatments.

Key competitive forces that could potentially affect the success of our products, if approved, are safety, efficacy, price, adoption, convenience, time-to-market, level of promotional activity, intellectual property protection, and reimbursement likelihood from government and private payors. Despite these forces, we view our competitive advantage in not only our lead product candidate, fosgonimeton, but also our novel pipeline of therapeutics with a focus on overall neuronal health. In particular, the following summarizes certain categories of our potential competition.

As a small molecule therapeutic targeting the HGF/MET system, we are aware of a number of potential competitors in this space, including ANG-3777, an HGF mimetic, developed by Angion for the treatment of kidney injury; KP-100, a recombinant HGF protein, developed by Kringle Pharma for acute spinal cord injury and ALS; and Collategene developed by Mitsubishi Tanabe and AnGes as a gene therapy for the treatment of critical limb ischemia. Although ANG-3777 was reported to not have reached primary endpoints for their Phase 2 and 3 trials in 2021, the scientific basis remains unchanged and the company is evaluating next steps for the program. KP-100 is currently in Phase 3 studies for acute spinal cord injury and Phase 2 studies for ALS. Collategene was launched in Japan in the third quarter of 2019. In addition, we are aware of p75 ligands being developed by PharmatrophiX for the treatment of neurodegenerative and other disorders, including AD, as well as VM-202, a regenerative plasmid DNA therapy candidate in Phase 3 development by Helixmith for the treatment of diabetic peripheral neuropathy. We are not aware of any direct competitors currently targeting the HGF/MET system for neurological conditions.

Fosgonimeton is being advanced as either a monotherapy (potentially as a first-line therapy) or an add-on therapy for patients on AChEIs. In addition to being a potential add-on therapy to currently approved therapies, we do not anticipate fosgonimeton to be a direct competitor to, but rather complementary to, other therapeutic developments focused on Aβ, pTau, AChE, BACE inhibitors, inflammation and others. Similarly, because fosgonimeton presents a novel mechanism of action, we do not view monoclonal antibody therapies currently approved or under development by large pharmaceutical companies of which we are aware, including Biogen, Eisai, Eli Lilly and Roche, as competitors, but potentially as complementary to our approach.

Intellectual Property

We own or have in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technologies.

As of December 31, 2021, our patent portfolio includes our exclusively owned intellectual property, including one issued U.S. patent, two pending U.S. patent applications, one issued patent in a jurisdiction outside of the United States, nine pending patent applications in jurisdictions outside of the United States, and three pending international patent applications filed under the Patent Cooperation Treaty. The patents and patent applications issued and pending outside the United States are generally counterparts to the foregoing U.S. patents and patent applications and are held in Europe, Canada, Japan, Australia, Hong Kong, India, China, Argentina and Taiwan. These owned patents and patent applications have claims directed to fosgonimeton and related compounds, including but not limited to ATH-1019 and ATH-1020, methods of using fosgonimeton, and methods of using related compounds, including but not limited to ATH-1019 and ATH-1020. We intend to pursue, when possible, further composition, method of use, dosing, formulation, and device patent protection directed to the neuroregenerative products and processes we develop. We may also pursue patent protection with respect to manufacturing and drug development processes and technology.

Our patent portfolio also includes eight issued U.S. patents and approximately 13 patents issued and one patent application pending in jurisdictions outside of the United States that are exclusively licensed to us by Washington State University. Our in-licensed patents and patent applications include, among others, claims directed to dihexa, the active metabolite of fosgonimeton.

Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest nonprovisional filing date. In addition, in certain instances, a patent term can be adjusted or extended to recapture a portion of the term effectively lost as a result of the USPTO delay and the FDA regulatory review period. The restoration period for FDA delay cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest nonprovisional filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent. Our in-licensed issued patents will expire on dates ranging from 2023 to 2035, exclusive of any patent term adjustment or patent term extension. Our owned issued patents will expire in 2037, exclusive of any patent term adjustment or patent term extension. If patents are issued on our owned pending patent applications, the resulting patents are projected to expire on dates ranging from 2037 to 2041, exclusive of any patent term adjustment or patent term extension.

When appropriate, we seek to protect aspects of our technology and business not amenable to, or that we do not consider appropriate for, patent protection as trade secrets. We seek to protect this intellectual property, in part, as trade secrets, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators, and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems.

We seek trademark protection in the United States and in certain other jurisdictions where available and when we deem appropriate. Our trademark portfolio currently consists of two pending trademark applications in the United States, two pending trademark applications in Australia, two issued trademark registrations in the United Kingdom, and two issued trademark registrations in the European Union.

Our Collaboration and Grant Agreements

Amended and Restated Washington State University License Agreement

We are party to an amended and restated exclusive license agreement with Washington State University (“WSU”) that we entered into in September of 2015. Under this agreement, WSU granted us an exclusive license to make, use, sell, and offer for sale products covered by certain licensed patents, including dihexa, the chemical compound into which fosgonimeton metabolizes following administration. We do not expect WSU’s joint ownership of the patent with Pacific Northwest Biotechnology, Inc. will materially affect our license of such patent or the development of any of our product candidates to which the patent relates.

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

Grant Liability

In 2014 and 2015, we received $250,000 and $500,000, respectively, from the Washington Life Sciences Discovery Fund (“LSDF”) under the terms of two matching grant award agreements. The consummation of the Company’s initial public offering in September 2020 was a triggering event under the terms of the grant and the liability was remeasured to the pay-off amount of $1.5 million as of September 30, 2020 and repaid in full as of December 31, 2020.

National Institutes of Health Grant

In December 2020, we accepted a grant from the National Institutes of Health (“NIH”) for Alzheimer’s research in the amount of approximately $7.8 million with the potential for an additional $7.4 million up to an aggregate of $15.2 million, subject to the availability of funds and satisfactory progress of the research. As this grant involves federally funded research, per the Bayh-Dole Act, we will be obligated to (1) report each new invention to the government, (2) decide whether to retain ownership, (3) file for patent protection to retain title, and (4) provide a license to the government to practice the invention. The “march-in” rights provided by the Bayh-Dole Act would apply to new subject matter arising from the use of the NIH funds, but would exclude pre-existing subject matter such as our product candidates existing prior to the receipt of such grant. We also are expected to commercialize any inventions we file patent protection on for the benefit of public health. For more information see the section of this report titled “Risk Factors—Risks Relating to Our Intellectual Property—Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.”

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

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and healthcare measures promulgated by the Biden administration will impact the ACA, our business, financial condition and results of operations. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2031 with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, to review the relationship between pricing and manufacturer patient programs, and to reform government program reimbursement methodologies for pharmaceutical products. For example, in 2020, HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules implemented during the Trump administration. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In addition, Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases and allowing Medicare to negotiate pricing for certain covered drug products. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Employees and Human Capital Resources

As of December 31, 2021, we had 35 employees, 34 of whom were full-time and 20 of whom were engaged in research and development activities. Eleven of our employees hold Ph.D. or M.D. degrees. Substantially all of our employees are located in the greater Seattle, Washington area. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Corporate Information

We were incorporated in Washington as a corporation in March 2011 under the name M3 Biotechnology, Inc. In October 2015, we converted to a Delaware corporation and subsequently changed our name to “Athira Pharma, Inc.” Our principal executive office is located at 18706 North Creek Parkway, Suite 104, Bothell Washington 98011. Our telephone number is (425) 620-8501. Our website is www.athira.com. Information contained in, or that can be accessed through, our website is not a part of, and is not incorporated into, this report, and the inclusion of our website address in this report is an inactive textual reference only.

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

We may fail to or be unable to design and execute clinical trials to support marketing approval of fosgonimeton or any of our other product candidates. We cannot be certain that our current or planned clinical trials or any other future clinical trials will be completed on time or be successful. We cannot guarantee that the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities will interpret clinical trial results as we do, and more clinical trials could be required before we are able to submit applications seeking approval of our product candidates. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential.

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve a number of objectives.

Our business depends entirely on the successful discovery, development and commercialization of our product candidates. We have no products approved for commercial sale and do not anticipate generating any revenue from product sales for the next several years, if ever. Our ability to generate product revenue will depend heavily on the successful clinical development and eventual commercialization of fosgonimeton and one or more of our other future product candidates. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve a number of objectives, including:

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

Our development of fosgonimeton may never lead to a marketable product.

We are developing fosgonimeton as a small molecule aimed at restoring neuronal health. We have not received regulatory approval for fosgonimeton and cannot be certain that our approach will lead to the development of an approvable or marketable product, alone or in combination with other therapies. We may not succeed in demonstrating safety and efficacy of fosgonimeton in our LIFT-AD trial or in other clinical trials.

Advancing fosgonimeton as a small molecule aimed at restoring neuronal health creates significant challenges for us, including:

•
obtaining marketing approval;
•
if fosgonimeton is approved, educating medical personnel regarding the potential efficacy and safety benefits, as well as the challenges, of incorporating fosgonimeton into existing treatment regimens, including in combination with other treatments for AD; and
•
establishing the sales and marketing capabilities upon obtaining any marketing approvals to gain market acceptance.

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

We have discovered and are developing a platform of small molecule product candidates from which we have selected our lead product candidate, fosgonimeton, which is under development to treat Alzheimer’s disease, or AD, and Parkinson’s disease dementia, or PDD. Our product candidates target a brain growth factor which is expected to increase synaptic density, recovery in the network and information transmission in the brain, which we believe could ultimately result in improvement in cognition and clinical symptoms. The therapeutic promise of brain growth factors in neurodegenerative disorders had been hampered in earlier therapies by the lack of efficient and non-invasive delivery to the brain. Our small molecule product candidates are designed to penetrate the blood brain barrier and enhance the activity of a brain growth factor, but we cannot be certain that our clinical trials will provide sufficient evidence that our design approach results in the intended therapeutic effect.

Based on the results of our nonclinical and clinical studies to date, we believe fosgonimeton has the potential to rapidly improve cognition and durably restore the lives of patients suffering from AD. However, these ideas and this approach are novel, and we currently have limited data based on our Phase 1a/b clinical trial, which enrolled 88 subjects, including only 11 patients with mild to moderate AD, of whom seven patients were treated with fosgonimeton and the other four patients were randomized to the control. Data from our Phase 1a/1b clinical trial, while promising, were obtained from a relatively small number of subjects and a single clinical site and we cannot be certain that future trials involving a larger number of subjects and clinical sites will yield similar data. Additionally, in our Phase 1a/1b clinical trial, we used electroencephalogram, or EEG, methods to gather data that we believe provide valuable insight into cognitive processing of the subjects evaluated. These EEG methods require the placement of electrodes on a subject’s scalp and, if these electrodes are not properly placed, we may be unable to obtain the data sought or the data obtained may be compromised and unreliable. In our Phase 1a/1b clinical trial, data from certain subjects were not obtained due to problems encountered with the placement of the EEG electrodes and other technical issues, such as subject movement. While we believe the lack of data from these subjects did not impact the reliability or interpretation of the remaining data from this trial, we may in the future face similar issues with EEG methods, which could compromise future clinical trial results. We may ultimately discover that fosgonimeton, or any of our other small molecules, do not possess certain properties required for therapeutic effectiveness. We have no long-term evidence regarding the efficacy, safety and tolerability of fosgonimeton or other small molecules in our product platform. We may spend substantial funds attempting to develop these product candidates and never succeed in doing so.

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

An independent special committee of our board of directors engaged in a review of papers co-authored by our former chief executive officer in connection with her doctoral research at Washington State University. The special committee’s findings included that (i) our former chief executive office altered images in her 2011 doctoral dissertation and at least four research papers that she co-authored while a graduate student at Washington State University, and published from 2011 to 2014, (ii) that we cited challenged research papers in certain communications and applications, and (iii) that WSU’s dihexa patent, exclusively licensed to us, incorporated certain of these altered images. Washington State University has undertaken a review of claims of potential research misconduct involving our former chief executive officer’s doctoral research at Washington State University. We cannot predict when WSU’s investigation will be completed or what conclusions WSU will reach.

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

As disclosed elsewhere in this report, including in this “Risk Factors” section under the heading “—We and certain of our directors and executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention,” and in “Part I, Item 3—Legal Proceedings,” lawsuits have been filed against us and certain of our directors and officers, alleging violations of federal securities laws related to alleged false and misleading statements in connection with the alleged misconduct of Dr. Kawas and others associated with us. As a result of these allegations and the ongoing litigation against us and certain of our directors and officers and related matters, we have been the subject of negative publicity. This negative publicity may harm our credibility, reputation and relationships with current and future investors, government regulators, patent offices, courts, current and prospective employees, key opinion leaders, prospective collaborators, advocacy groups, current and future patients enrolled in our clinical trials, physicians and prospective patients and vendors. For example, this negative publicity may adversely affect our ability to recruit and hire talented employees, maintain existing business relationships with CROs, clinical trial sites and other parties, enter into new business relationships, enroll patients in our clinical trials, and maintain a viable business in the future. Also, it is possible that the negative publicity and its effect on our work environment could cause our employees to terminate their employment or, if they remain employed by us, result in reduced morale that could have a material adverse effect on our business. In addition, negative publicity has and may continue to adversely affect our stock price and, therefore, employees and prospective employees may be less inclined to seek or continue employment with us. As a result, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Washington State University has undertaken a review of claims of potential research misconduct involving our former chief executive officer’s doctoral research at Washington State University.

In addition to the investigation of the independent special committee of our board of directors noted above, WSU has also announced that it has undertaken a review of claims of potential research misconduct involving research conducted by Dr. Kawas during her doctoral studies at WSU. We understand this review is ongoing, and at this time we cannot predict what, if any, effect the investigation will ultimately have on our business and reputation. We are also unable to predict with any certainty when WSU’s investigation will be completed. It is possible that the ongoing investigation by WSU will come to different conclusions, or uncover additional or different information, than the investigation of the independent special committee of our board of directors, the conclusions of which are discussed under “—An independent special committee of our board of directors engaged in a review of papers co-authored by our former chief executive officer in connection with her doctoral research at Washington State University. The special committee’s findings included that (i) our former chief executive office altered images in her 2011 doctoral dissertation and at least four research papers that she co-authored while a graduate student at Washington State University, and published from 2011 to 2014, (ii) that we cited challenged research papers in certain communications and applications, and (iii) that WSU’s dihexa patent, exclusively licensed to us, incorporated certain of these altered images. Washington State University has undertaken a review of claims of potential research misconduct involving our former chief executive officer’s doctoral research at Washington State University. We cannot predict when WSU’s investigation will be completed or what conclusions WSU will reach”. The conclusions from WSU’s investigation could have a material adverse impact on our business, reputation, scientific credibility, and prospects, as well as our in-licensed patents and pending patent applications, current grants and pending grant applications, and our relationship with WSU, from whom we in-license patents and patent applications underlying certain of our product candidates.

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

Our lead product candidate, fosgonimeton, is in clinical development for the potential treatment of AD and PDD. Our additional product candidates, including ATH-1019 and ATH-1020, are in nonclinical development. It is impossible to predict when or if any of our product candidates will prove to be effective and safe in humans or will receive regulatory approval.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical studies and clinical trials that our product candidates are both safe and effective for each target indication. Nonclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the nonclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in nonclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. For example, testing on animals occurs under different conditions than testing in humans and therefore, the results of animal studies may not accurately predict safety and effectiveness in humans. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through nonclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. Likewise, early, smaller-scale studies and clinical trials with a single or few clinical trial sites may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials across multiple clinical trial sites. Even if data from a pivotal clinical trial are positive, regulators may not agree that such data are sufficient for approval and may require that we conduct additional clinical trials, which could materially delay our anticipated development timelines, require additional funding for such additional clinical trials, and adversely impact our business. For example, LIFT-AD is a trial that we initiated in September 2020, which may provide pivotal data in support of registration. In November 2020, we initiated ACT-AD, a P300 Phase 2 clinical trial, to better understand the overall effects of fosgonimeton on working memory processing speed and cognitive measures, with topline results expected in the first half of 2022. These data will help support strategic decisions around any additional pivotal trials that we may initiate in parallel to the LIFT-AD trial if the results from the ACT-AD P300 Phase 2 clinical trial do not meet our expectations. However, even if we receive positive data in our ACT‑AD and LIFT-AD trials, we cannot be certain that the FDA or other regulators will find such data sufficient for approval of fosgonimeton. Our ability to achieve regulatory approval for fosgonimeton is further complicated by the nature of AD, which historically has been a challenging indication for drug development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence nonclinical studies and clinical trials are never approved as products.

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

On July 6, 2021, we announced the initiation of an open-label extension for the LIFT-AD and ACT-AD trials. Following completion of the 26-week treatment period during the LIFT-AD or ACT-AD trials, patients may elect to continue on the open-label extension and receive treatment with fosgonimeton for up to an additional 26 weeks. Investigators and patients will remain blinded to treatment group assignment in the original trials. Such open-label extension studies are, and some of the clinical trials we conduct in the future may be, open-label in study design conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

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

Additionally, we rely on data received from clinical trials, whether preliminary or final, to inform decisions on future clinical trials, including trial design, trial size, and whether or not to initiate additional clinical trials. For example, in November 2020, we initiated ACT-AD, a P300 Phase 2 clinical trial, to better understand the overall effects of fosgonimeton on working memory processing speed and cognitive measures, with topline results expected in the first half of 2022. These data will help support strategic decisions around any additional pivotal trials that we may initiate in parallel to the LIFT-AD trial if the results from the ACT-AD P300 Phase 2 clinical trial do not meet our expectations. The topline results of this ACT-AD P300 Phase 2 clinical trial will be based on a preliminary analysis of then-available data, and a more comprehensive and full review of the data may result in different conclusions, which could have a negative impact on our decisions regarding any additional trials for fosgonimeton.

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

If we are delayed or unsuccessful in enrolling the desired number of subjects in our trials, whether as a result of competing clinical trials, overly stringent eligibility requirements, or the ongoing impact of COVID-19 on both clinical trial sites and potential AD subjects, our clinical trial results could be delayed, the costs of our clinical trials could materially increase, and the overall development timeline for fosgonimeton could be negatively impacted. For example, enrollment in our ongoing clinical trials has been slowed due to the effects of the COVID-19 pandemic, including governmental restrictions imposed in Australia, where certain of our clinical trial sites are located. In our ACT-AD clinical trial, this slowed recruitment resulted in a change in the anticipated timing of top-line results from our Phase 2 ACT-AD clinical trial, which are currently expected by the first half of 2022. We have since completed enrollment in the ACT-AD clinical trial, but we cannot ensure that similar enrollment issues will not occur again in the future. Even if we are successful in enrolling the targeted number of subjects in our trials, the FDA and other regulators may request additional clinical trials with larger numbers of subjects as a condition to any regulatory approval.

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

Product candidates that we may successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see the section titled “Part I, Item 1 – Business—Competition” in this report.

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

We have not generated any revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue. We had net losses of $54.9 million and $19.9 million for the years ended December 31, 2021 and 2020, respectively, and an accumulated deficit of $95.9 million as of December 31, 2021.

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
•
initiate additional nonclinical, clinical or other studies for our product candidates, including any pivotal trials with respect to fosgonimeton for the treatment of mild-to-moderate AD in addition to LIFT-AD, or potentially further extend the open label extension of the ACT-AD and LIFT-AD trials;
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
•
incur expenses in connection with legal proceedings, or addressing stockholder activism; and
•
experience any delays or encounter issues with any of the above.

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

We will require substantial additional funding to finance our operations, complete the development and commercialization of fosgonimeton, and evaluate other and future product candidates. If we are unable to raise this funding when needed, we may be forced to delay, reduce, or eliminate our product development programs or other operations.

Since our inception, we have used substantial amounts of cash to fund our operations, and we expect our expenses to increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, fosgonimeton. Developing fosgonimeton and conducting clinical trials for the treatment of AD, PDD, and any other indications that we may pursue in the future will require substantial amounts of capital. In addition, if we obtain marketing approval for fosgonimeton or any future product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing, and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of December 31, 2021, we had cash, cash equivalents, and investments of $319.7 million. Based upon our current operating plan, we estimate that our existing cash, cash equivalents, and investments will be sufficient to fund our operating expenses and capital expenditure requirements at least through 2022. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

The amount and timing of our future funding requirements depends on many factors, some of which are outside of our control, including but not limited to:

•
the progress, costs, clinical trial design, results of and timing of our LIFT-AD trial and other clinical trials of fosgonimeton, including for potential additional indications that we are pursuing beyond AD, such as PDD, and a potential further extension of the open label extension of the ACT-AD and LIFT-AD trials;
•
the willingness of the FDA and EMA to accept our LIFT-AD trial, as well as data from our completed and planned clinical and nonclinical studies and other work, as the basis for review and approval of fosgonimeton for AD;
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
•
the cost, timing and outcomes of any litigation involving our company, including securities class actions and government investigations which we may be or may in the future become involved in;
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

As of December 31, 2021, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of approximately $9.5 million and federal tax credit carryforwards of approximately $2.9 million. The federal NOLs generated during and after fiscal 2017 totaling $80.7 million are carried forward indefinitely, while all others, if not utilized, will expire in various years beginning in 2025. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We may have already experienced one or more ownership changes. Depending on the timing of any future utilization of our NOLs and tax credit carryforwards, we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. However, we do not believe such limitations will cause our NOL and tax credit carryforwards to expire unutilized. In addition, future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law or limited pursuant to provisions of the Tax Cuts and Jobs Act amendments to the Code, as modified by the Coronavirus Aid, Relief, and Economic Security Act. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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
•
the FDA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval or resulting in delays in our regulatory approval, including, for example, in connection with the recent controversy and ongoing government investigation of the FDA’s approval process for Biogen’s AD biologic drug Aduhelm.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 public health emergency, since March 2020 when foreign and domestic inspections facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA Good Manufacturing Practices. However, the FDA may not be able to continue its current inspection pace, and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Further, to the extent the FDA materially changes its policies or regulatory requirements with respect to the accelerated approval program or its internal review process for such program, our clinical development plans and regulatory approval under such program could be materially impacted or delayed. In view of the recent controversy regarding the FDA’s approval of Biogen’s Aduhelm, a biologic, through the accelerated approval pathway, the FDA has requested the Office of the Inspector General to investigate the FDA’s review of Aduhelm leading up to its approval. It is unclear how this investigation will generally impact the FDA’s review process, policies, and data requirements for the accelerated approval program in the future or specifically impact new drug applications in the treatment of Alzheimer’s disease and our clinical development programs.

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

The Bipartisan Budget Act of 2018 also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has published a final rule to give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. The American Taxpayer Relief Act of 2012, or ATRA, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other legislative changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2031 with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in 2020, HHS and CMS issued various rules that are expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules implemented during the Trump administration. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies.

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

Further, CMS recently released a draft National Coverage Determination (NCD) decision memorandum that proposes covering FDA-approved monoclonal antibodies that target amyloid for the treatment of Alzheimer’s disease through coverage with evidence development, which means that FDA-approved drugs in this class would be covered by Medicare only if the patients are enrolled in qualifying clinical trials. Currently, Aduhelm is the only monoclonal antibody directed against amyloid beta approved by the FDA for the treatment of Alzheimer’s disease and potentially subject to this NCD if finalized by CMS. If CMS adopts similar coverage restrictions for other classes of FDA-approved drugs for the treatment of Alzheimer’s disease that encompass our product candidates, our ability to commercialize our product candidates, if approved, generate revenue and attain profitability could be negatively impacted. It is unclear how future CMS coverage decisions and policies will impact our business.

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

Our relationships with healthcare professionals, clinical investigators, CROs and third party payors in connection with our current and future business activities, and our participation in the federal health care programs and acceptance of federal grant funding, such as funding from the National Institutes of Health (NIH), may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws, which could expose us to, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Similarly, our participation in the federal health care programs and acceptance of federal grant funding from the NIH may subject us to federal false claims laws, civil penalties and assessments, criminal prosecution, and other administrative, civil, and criminal remedies.

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

•
federal civil and criminal false claims laws, including the FCA, which can be enforced through civil “qui tam” or “whistleblower” actions, and civil monetary penalty laws, impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay money to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. Under the FCA, a “claim” also includes any request (including grant request) or demand for money or property made to the United States or to a contractor, recipient, if the Federal government provides or will reimburse any portion of the funds claimed. “Funds” include money that the NIH awards as part of research grants. Even if a federal grant is not awarded, the grant applicant may be subject to FCA liability if the information contained in or submitted as part of a grant application, including its certifications and assurances, is found to be false, fictitious, or fraudulent.
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

•
the federal Physician Payments Sunshine Act, created under the ACA and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members.
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

Risks Relating to Our Reliance on Third Parties

We rely on third parties to conduct our nonclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners to conduct and support our nonclinical studies and clinical trials under agreements with us.

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

We own worldwide rights to fosgonimeton as well as our pipeline of small molecule candidates. Where appropriate, we may use strategic collaborations, licensing arrangements or partnerships to accelerate the development and maximize the commercial potential of our programs. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy and obtain marketing approval. In addition, the effects to our business and reputation discussed in “—An independent special committee of our board of directors engaged in a review of papers co-authored by our former chief executive officer in connection with her doctoral research at Washington State University. The special committee’s findings included that (i) our former chief executive office altered images in her 2011 doctoral dissertation and at least four research papers that she co-authored while a graduate student at Washington State University, and published from 2011 to 2014, (ii) that we cited challenged research papers in certain communications and applications, and (iii) that WSU’s dihexa patent, exclusively licensed to us, incorporated certain of these altered images. Washington State University has undertaken a review of claims of potential research misconduct involving our former chief executive officer’s doctoral research at Washington State University. We cannot predict when WSU’s investigation will be completed or what conclusions WSU will reach,” may discourage potential counterparties from entering into relationships with us.

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

As of December 31, 2021, our patent portfolio includes one issued U.S. patent, two pending U.S. patent applications, one issued patent in a jurisdiction outside of the U.S., nine pending patent applications in jurisdictions outside of the U.S., and three pending international patent applications filed under the Patent Cooperation Treaty. Our owned patent and patent applications have claims directed to our product candidate fosgonimeton as composition of matter and methods of treatment with fosgonimeton, as well as other small molecule therapeutics. The U.S. patent will expire in June 2037, absent any patent term extensions for regulatory delay. Dr. Kawas is an inventor on these company-owned patents. Our patent portfolio also includes eight issued U.S. patents and approximately 13 patents issued and one patent application pending in jurisdictions outside of the U.S. that are exclusively licensed to us by WSU. The in-licensed patent portfolio includes issued U.S. patents that do not directly cover fosgonimeton as a composition of matter or pharmaceutical formulation, but instead cover the active metabolite of fosgonimeton, which is hexanoic-tyrosine-isoleucine-(6)-amino-hexanoic amide (dihexa), and uses of dihexa. Dr. Kawas is an inventor on five of the in-licensed issued U.S. patents.

We cannot be certain that the claims in our pending patent applications or those of any current or future licensors, will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our owned or in-licensed patents will not be found invalid or unenforceable if challenged.

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
•
changes to patent laws in the United States or in other countries may limit the ability to obtain, defend or enforce patents, or may apply retroactively to affect the terms and/or scope of patents;
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

For example, in view of the lawsuits disclosed elsewhere in this report including in this “Risk Factors” section under the heading “—We and certain of our directors and executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention,” and in “Part I, Item 3—Legal Proceedings,” third parties may challenge the validity or enforceability of our in-licensed patents and patent applications. The outcome following legal assertions of invalidity and unenforceability is unpredictable. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar technology and products such as other modifications to dihexa not covered by our issued patents. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our in-licensed patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates. Further, these proceedings could have a material adverse effect on our business, results of operations and financial condition.

Even though we own patents and patent applications covering fosgonimeton, our patents and any future patents we obtain may not effectively prevent others from developing or commercializing products similar to our product candidates. While the fosgonimeton patent family is distinct from, and not part of the same patent family as, the dihexa patent licensed from WSU, and therefore is not implicated in the allegations that Dr. Kawas altered images in connection with her doctoral studies, third parties may use these allegations to cast doubt on the validity and enforceability of our owned patents or patent applications. Such events may result in substantial cost and require significant time from our scientists and management, and could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates, even if the eventual outcome is favorable to us.

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

The outcome following legal assertions of invalidity and/or unenforceability is unpredictable, and prior art could render our patents or any current or future licensors’ patents invalid. There is no assurance that all potentially relevant prior art relating to our patents and patents applications or the patents and patent applications of any current or future licensors has been found. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or the patents and patent applications of any current or future licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. Additionally, a finding that issued claims lack sufficient written description or are not enabled could render our patent or any current or future licensors’ patent invalid.

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

For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future. As an example, no earlier that October 1, 2022, European patent applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). The option of a Unitary Patent will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC.

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

We own and in-license patents issued and patent applications pending in the United States and in jurisdictions outside of the United States. However, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we will not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our inventions in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of any current or future licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Geopolitical actions could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have a predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

As we conduct our clinical trials and continue to enroll patients in our current and future clinical trials, we may be subject to additional restrictions relating to privacy, data protection and data security. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, or EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Certain aspects of cross-border data transfers under the GDPR are uncertain as the result of legal proceedings in the EU, including a July 2020 decision by the Court of Justice for the European Union that invalidated the EU-U.S. Privacy Shield. This may increase the complexity of transferring personal data across borders and may require us to review and amend our mechanisms relating to cross-border data transfer. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

Further, the exit of the United Kingdom, or UK, from the EU, referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. The UK has exited the EU and has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of up to the greater of £17.5 million or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, however, including with respect to cross-border data transfers and the role of the UK Information Commissioner’s Office with respect to the EU, which exposes us to further compliance risk. We may incur liabilities, expenses, costs, and other operational losses under the UK GDPR, the GDPR and other privacy and data protection laws in the UK and the EU in connection with any measures we take to comply with them.

In addition, California has enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions for violations on July 1, 2020. In November 2020, California passed the California Privacy Rights Act (CPRA), which amends and expands the CCPA. While most of the substantive provisions in CPRA will not take effect until 2023 and although the CCPA includes exemptions for certain clinical trial data, the law may increase our compliance costs and potential liability with respect to other personal information we may collect about California consumers. Additionally, other states have proposed or enacted laws addressing privacy and security that impose obligations similar to those of the CCPA. In March 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023. The CDPA and CPA share similarities with the CCPA, the CPRA, and legislation proposed in other states. The CCPA, CPRA, and other evolving state privacy legislation may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

As described elsewhere in this report in “Part I, Item 3—Legal Proceedings,” we and certain of our executive officers and directors have been named as defendants in class action lawsuits that generally allege that we and certain of our officers and directors violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and omitted material adverse facts regarding the Company’s business. These complaints seek unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees. As of the date of this report, we are unable to predict the outcome of these matters. Although we have insurance, it provides for a substantial retention of liability and is subject to limitations and may not cover a significant portion, or any, of the expenses we may incur or be subject to in connection with class action lawsuit or other litigation to which we are party. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation has caused and will continue to cause our management and board of directors to divert time and attention to the litigation and could adversely impact our reputation and further divert management and our board of directors’ attention and resources from other priorities, including the execution of our business plan and strategies that are important to our ability to grow our business and advance our product candidates, any of which could have a material adverse effect on our business. In addition, additional lawsuits may be filed, the conclusion of which in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business.

Actions of an activist stockholder against us have been disruptive and costly and the notice the activist stockholder has sent indicating he will wage a proxy contest and seek representation on our board of directors could cause uncertainty about the strategic direction of our business.

On February 25, 2022, Mr. Richard A. Kayne announced his intention to nominate himself and one other candidate for election to our board of directors at our 2022 annual meeting of stockholders. Mr. Kayne’s stated reasons for nominating himself and one other candidate for election to our board of directors, include his request for a formal consulting relationship between Athira and Dr. Kawas, our former president and chief executive officer; the immediate termination of Dr. Litton as our chief executive officer (or the commencement of a search process to find Dr. Litton’s replacement); and various changes in the manner in which we were pursuing our clinical trials. Mr. Kayne also expressed concerns over capital allocation matters.

We strive to maintain constructive communications with our stockholders, including Mr. Kayne, and welcome his views and opinions with the goal of enhancing value for all stockholders. However, an activist campaign that seeks to replace members of our board of directors and/or changes our strategic direction could have an adverse effect on us because:

•
responding to actions by Mr. Kayne and any other activist stockholders can disrupt our operations, are costly and time-consuming, and divert the attention of our board of directors and senior management team from the pursuit of business strategies, which could adversely affect our results of operations and financial condition;
•
perceived uncertainties as to our future direction as a result of changes to the composition of our board of directors may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, may result in the loss of potential business opportunities, cause concern for those enrolling in our clinical trials, and make it more difficult to attract and retain qualified personnel and business partners;
•
Mr. Kayne’s proposal may interfere with our efforts to raise capital;

•
Mr. Kayne’s actions and similar types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business;
•
as a result of the pending proxy contest, or if other activist stockholder activities ensue, our business could be adversely affected because responding to proxy contests can be disruptive, costly, and time-consuming; and
•
if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and to create additional value for our stockholders.

At this time, we cannot be certain if Mr. Kayne’s proxy contest will be successful. Even if Mr. Kayne’s proxy contest is not successful, the increased costs we must bear and the distraction of our board of directors and senior management will negatively impact our business, though we cannot predict with certainty the extent of such negative impacts.

We do not know whether an active market for our common stock will be sustained, and, as a result, it may be difficult for you to sell your shares of our common stock.

If an active market for our common stock is not sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade. It is possible that in one or more future periods our results of operations and progression of our product pipeline may not meet the expectations of public market analysts and investors, and, as a result of these and other factors, the price of our common stock may fall.

The market price of our common stock may be volatile, which could result in substantial losses for investors.

The market price of our common stock may be volatile. As a result, you may not be able to sell your common stock at or above the price that you paid for such shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

•
results of nonclinical studies and clinical trials and, in particular, our LIFT-AD, ACT-AD, and SHAPE clinical trials;
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
•
direct or indirect impacts on our business, our suppliers and other third parties and our clinical sites as a result of geopolitical events, including the Russia-Ukraine war;
•
general economic, industry, and market conditions; and
•
the other factors described in this “Part I, Item 1A—Risk Factors” section.

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

Moreover, as of February 28, 2022, the holders of approximately 3.7 million shares of our common stock are eligible to exercise certain rights, subject to various conditions and limitations, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Our directors, executive officers and 5% stockholders own a significant percentage of our common stock, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, significant holders of our outstanding common stock and their respective affiliates beneficially own a significant amount of our outstanding common stock as of December 31, 2021. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the regulations of the Nasdaq Global Select Market, the rules and regulations of the Securities and Exchange Commission, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. We must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We may experience difficulty in meeting these reporting requirements in the future.

The process of building our accounting and financial functions and infrastructure has required and will continue to require significant additional professional fees, internal costs and management efforts. Any disruptions or difficulties in implementing or using such a system could adversely affect our controls and harm our business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention. In addition, we may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have hired, and we expect that we will continue to need to hire, additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Bothell, Washington, where we currently lease approximately 19,326 square feet of laboratory and office space, which leases expire in August 2027. We believe these facilities will be adequate for the foreseeable future and that suitable additional or substitute space will be available as and when needed.

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

On August 9, 2021, the Honorable Judge Thomas S. Zilly, the district judge presiding over Wang v. Athira Pharma, Inc., et al., No. 2:21-cv-00861, issued an order consolidating the three cases under that case number. On October 5, 2021, the district court issued an order appointing lead plaintiffs and approved their selection of lead and liaison counsel.

On January 7, 2022, lead plaintiffs filed a consolidated amended complaint, which asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and Sections 11, 12, and 15 of the Securities Act of 1933. The consolidated amended complaint is brought against us, Dr. Kawas, our chief financial officer, certain members of our board of directors at the time of our IPO and secondary public offering (SPO), and the IPO and SPO underwriters. As with the previous complaints, it is based on allegations that the IPO and SPO registration statements and/or other public statements were materially false and misleading because they omitted to state that certain of Dr. Kawas’s published doctoral research papers at WSU contained allegedly improperly altered images. Lead plaintiffs seek unspecified compensatory damages, equitable and injunctive relief, and reasonable costs and expenses, including attorneys’ fees, on behalf of themselves and the purported class. On March 8, 2022, the defendants filed a motion to dismiss lead plaintiffs’ consolidated amended complaint for failure to state a claim under the federal securities laws.

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

Holders of Record

As of March 21, 2022, there were approximately 49 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

We currently intend to retain all available funds and future earnings to fund the development and growth of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 201(e) of Regulation S-K.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved].

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

Overview

We are a late clinical-stage biopharmaceutical company focused on developing small molecules to restore neuronal health and slow neurodegeneration. With our product candidates, we aim to provide rapid cognitive improvement and alter the course of neurological diseases, leveraging our novel mechanism of action. Our approach is designed to augment neuronal growth factor signaling through the hepatocyte growth factor/MET, or HGF/MET, a naturally occurring, repair and regenerative system. We believe enhancing HGF/MET signaling has the potential to protect existing neurons from damage, reduce inflammation, promote regeneration, and benefit brain physiology. We anticipate that all of these characteristics may improve neuronal health and translate into clinical benefits. Our pipeline is built from our proprietary drug discovery platform, or ATH platform, and consists of a series of small molecules that are designed to target either (1) the central nervous system, or CNS, by crossing the blood brain barrier, or BBB, or (2) the peripheral nervous system.

Our lead candidate, fosgonimeton (ATH-1017), is a subcutaneously administered, BBB-penetrating, small molecule HGF/MET positive modulator. The primary target indication is Alzheimer’s disease (AD). In our Phase 1a/b clinical trial, fosgonimeton was well tolerated in healthy young and elderly volunteers and AD subjects, without serious adverse events. This clinical trial recruited 88 subjects, including 11 AD subjects with mild-to-moderate AD, who were randomly assigned to active and control groups. Nonclinical studies and Phase 1 clinical trials with fosgonimeton demonstrated improvements in brain network activity indicating potentially positive effects on brain function. In AD subjects, multiple dosing of fosgonimeton significantly improved Event Related Potential (ERP) P300 latency. ERP P300 latency is a functional measure that is highly correlated with cognition; however, we have not yet established a connection between these ERP P300 latency results and improved cognition. In September 2020, we began site initiation and patient screening for LIFT-AD, our Phase 2/3 clinical trial with fosgonimeton designed with the potential to provide pivotal data in support of registration, for the treatment of mild-to-moderate AD, with topline results expected in the first half of 2023. In November 2020, we also initiated ACT-AD, a proof-of-concept Phase 2 clinical trial with ERP P300 latency as the primary endpoint, in mild-to-moderate AD, which trial is designed to better characterize the overall effects of fosgonimeton on working memory processing speed and cognitive measures, with topline results expected in the second quarter of 2022. In July 2021, we announced that we are enrolling patients into a 26-week open-label extension study for our LIFT-AD and ACT-AD clinical trials, which will allow us to collect up to a total of one year of safety data with fosgonimeton. In October 2021, we announced that we completed patient enrollment in our ACT-AD clinical trial. In January 2022, we increased the LIFT-AD study sample size by approximately 120 participants, from 300 to 420, to strengthen the statistical power of co-key secondary endpoints, including ADAS-Cog11.

The following figure illustrates the current development stage of our ATH compounds and discovery and development programs. In addition, we are expanding our ATH platform to additional indications in the CNS and peripheral nervous system as we aim to improve neuronal health in multiple disorders. Our drug discovery efforts are focused on exploring the potential of ATH technology, which is designed to promote HGF/MET activity for a variety of clinical applications.

The fosgonimeton LIFT-AD Phase 3 clinical trial may provide pivotal data in support of registration with the FDA.

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

We are focused on the development of small molecule therapeutics which enables us to use well-established and widely available manufacturing processes and infrastructure, formulation compositions and drug administration technologies or devices. We do not currently operate our own facilities for manufacturing, storing, or distributing our product candidates. We utilize third-party contract manufacturing organizations, or CMOs, to manufacture and supply our preclinical and clinical materials during the development of our product candidates. We believe the synthesis of fosgonimeton is reliable and reproducible and the synthetic methods can be further optimized to enable large-scale production that continues to avoid use of toxic materials or specialized equipment or handling during the manufacturing process. We plan to continue to optimize the manufacturing process to support future large-scale and commercial supply. Our goal is to identify and develop small molecule product candidates that are cost-effective to manufacture and easily transferable to third party CMOs. We expect to use similar contract resources for commercialization of our products, at least until our resources and operations are at a scale that justifies investment in internal manufacturing capabilities.

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

To date, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock in our IPO and in a subsequent follow-on public offering, the sale and issuance of convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From inception to December 31, 2021, we have raised aggregate net cash proceeds of approximately $407.4 million primarily from the issuance of our common stock, convertible preferred stock, common stock warrants, and convertible notes. We have incurred significant operating losses to date. Our net losses were $54.9 million and $19.9 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $95.9 million and cash, cash equivalents and investments of $319.7 million.

We expect to continue to incur increasing operating losses for the foreseeable future as we:

•
continue to advance fosgonimeton and our other product candidates through preclinical studies and clinical trials, and potentially further extend the open label extension of the ACT-AD and LIFT-AD trials;
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
•
establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval; and
•
incur legal expenses associated with ongoing litigation, as further described in “Part I, Item 3—Legal Proceedings,” and elsewhere in this report.

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We will require substantial additional funding to support our continuing operations and further the development of our product candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which could include income from collaboration, licensing or similar arrangements, for the foreseeable future. Adequate funding may not be available when needed or on terms acceptable to us, or at all. If we are unable to raise additional capital as needed, we may have to significantly delay, scale back or discontinue development of our product candidates. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic and otherwise. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report.

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

Our Collaboration and Grant Agreements

Amended and Restated Washington State University License Agreement

We are party to an amended and restated exclusive license agreement with Washington State University (“WSU”) that we entered into in September of 2015. Under this agreement, WSU granted us an exclusive license to make, use, sell, and offer for sale products covered by certain of the licensed patents, including dihexa, the chemical compound into which fosgonimeton metabolizes following administration. The term of the license continues until the earlier of the date in which no valid claim remains enforceable and the payment of royalties ceases for more than four consecutive quarters after such royalty payments begin.

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

Grant Liability

In 2014 and 2015, we received $250,000 and $500,000, respectively, from the Washington Life Sciences Discovery Fund (“LSDF”) under the terms of two matching grant award agreements. The consummation of our initial public offering in September 2020 was a triggering event under the terms of the grant and the liability was remeasured to the pay-off amount of $1.5 million as of September 30, 2020 and repaid in full as of December 31, 2020.

National Institutes of Health Grant

In December 2020, we accepted a grant from the National Institutes of Health (“NIH”) to support our ACT-AD Phase 2 clinical trial for fosgonimeton. Under the terms of the agreement, we may receive approximately $7.8 million with the potential for an additional $7.4 million up to an aggregate of $15.2 million. For additional information regarding this grant, see the section of this Annual Report on Form 10-K titled “Business—Our Collaboration and Grant Agreements.” We recognized $8.8 million and $1.1 million of income related to our NIH grant during the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, we received cash of $7.6 million in connection with the NIH grant. As of December 31, 2021 and 2020, we had incurred qualifying expenses in excess of cash received of approximately $2.3 million and $1.1 million, respectively, which is included in unbilled grant receivable on the consolidated balance sheets. In February 2022, we received cash of $2.3 million in connection with the unbilled grant receivable balance as of December 31, 2021.

Part the Cloud

In January 2019, the Alzheimer’s Association awarded us a $1.0 million Part the Cloud research grant. Grant proceeds must be used to advance our fosgonimeton product candidate in the Alzheimer’s disease setting. Reporting of expenses incurred supported by the grant as well as research updates are sent to the Alzheimer’s Association semi-annually. Under the terms of the agreement, we received $776,000 in 2019 and received the remaining $224,000 in March 2021 after having completed certain development milestones in October 2020. We recognize income related to the Part the Cloud research grant as qualifying expenses under the grant agreement are incurred. As of December 31, 2020, we had incurred qualifying expenses in excess of cash received of approximately $224,000, which is included in unbilled grant receivable on the consolidated balance sheets.

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

As of the date of this report, we cannot reasonably determine the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. Product candidates in later stages of development generally have higher development costs than those in earlier stages. We expect that our research and development expenses will increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, as our product candidates advance into later stages of development, as we begin to conduct larger clinical trials, as we seek regulatory approvals for any product candidates that successfully complete clinical trials, as we expand our product pipeline, as we maintain, expand, protect and enforce our intellectual property portfolio, and as we incur expenses associated with hiring additional personnel to support our research and development efforts. In particular, we expect our research and development expenses will increase substantially as we conduct our Phase 2 and Phase 3 clinical trials for fosgonimeton, including the open-label extension for those trials. Additionally, we may experience an overall increase in research and development expenses as a result of inflation.

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
•
per subject trial costs;
•
the number of trials required for regulatory approval, in particular with respect to fosgonimeton for the treatment of mild-to-moderate AD;
•
the potential to further extend the open label extension of the ACT-AD and LIFT-AD trials;
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

We expect that our general and administrative expenses will increase substantially for the foreseeable future as we increase our headcount to support our continued research activities and development of our programs. We also anticipate that we will incur substantially increased expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities, and other administrative and professional services. We expect an increase in legal expenses related to our ongoing class action litigation and proxy contest. We also expect to continue to increase the size of our administrative function to support the growth of our business. Additionally, we may experience an overall increase in general and administrative expenses as a result of inflation.

Grant Income

Grant income consists of income related to the NIH grant and the Part the Cloud grant, which was completed in 2020. Income from these grants is recognized as qualifying expenses under the grant agreements are incurred. We expect grant income associated with the NIH grant will increase in future years, as we expect qualifying expenses under the grant terms to increase substantially in relation to our continued research activities and development of our programs. Under the terms of the agreement, we may receive approximately $7.8 million, with the potential for an additional $7.4 million, up to an aggregate of $15.2 million.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,
			Dollar	%
	2021	2020	Change	Change
	(in thousands)
Operating expenses:
Research and development	$42,794	$13,286	$29,508	222%
General and administrative	21,228	6,709	14,519	216
Total operating expenses	64,022	19,995	44,027	220
Loss from operations	(64,022)	(19,995)	(44,027)	220
Grant income	8,835	1,321	7,514	569
Other income (expense), net	334	(1,281)	1,615	*
Net loss	$(54,853)	$(19,955)	$(34,898)	175

* Not meaningful

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Year Ended December 31,
			Dollar	%
	2021	2020	Change	Change
	(in thousands)
Direct costs:
Fosgonimeton (ATH-1017)	$34,488	$10,648	$23,840	224%
Preclinical programs and other direct costs	2,968	337	2,631	781
Total direct costs	37,456	10,985	26,471	241
Indirect costs:
Personnel-related costs, including stock- based compensation	4,545	1,831	2,714	147
Facilities and other costs	793	470	323	69
Total research and development expenses	$42,794	$13,286	$29,508	222

Research and development expenses increased by $29.5 million, from $13.3 million for the year ended December 31, 2020 to $42.8 million for the year ended December 31, 2021. The increase was driven primarily by an increase in expenses for fosgonimeton of $23.8 million related to continued patient enrollment and clinical site visit activity for our Phase 2 and Phase 3 clinical trials and the corresponding open-label extension for our Phase 2 and Phase 3 clinical trials, an increase in personnel-related costs of $2.7 million due to an increase in headcount and stock-based compensation expense in connection with awards granted subsequent to our IPO, and an increase in preclinical research and development expenses of $2.6 million for new product candidates.

General and Administrative Expenses

General and administrative expenses increased by $14.5 million, from $6.7 million for the year ended December 31, 2020 to $21.2 million for the year ended December 31, 2021. The increase was primarily due to an increase in personnel-related costs of $5.5 million, due primarily to increases in headcount to support our continued growth and in stock-based compensation expense in connection with awards granted subsequent to our IPO, an increase in legal costs of $3.1 million, which includes costs related to legal proceedings and the board of directors' special committee investigation, an increase in insurance costs of

$2.4 million, an increase in facilities costs of $1.4 million, an increase in business development expenses of $1.1 million, and to a lesser extent, increases in accounting, technical and consulting services expenses.

Grant Income

Grant income increased by $7.5 million, from $1.3 million for the year ended December 31, 2020 to $8.8 million for the year ended December 31, 2021. The increase was solely driven by research progress on our program that is reimbursable by the NIH grant, under which we recognized grant income of $8.8 million. Grant income recognized during the year ended December 31, 2020 under the Part the Cloud grant did not recur in the year ended December 31, 2021.

Other Income (Expense), Net

Other income (expense), net, changed from expense of $1.3 million for the year ended December 31, 2020 to income of $0.3 million for the year ended December 31, 2021. Other income for the year ended December 31, 2021 consisted of interest income on our available for sale securities. Other expense for the year ended December 31, 2020 consisted of losses on liability instruments recorded at fair value of $1.2 million, interest expense and accretion of discounts on convertible notes of $0.2 million, offset by a gain of $0.2 million on the extinguishment of convertible notes.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From our inception through December 31, 2021, we have raised aggregate net cash proceeds of $407.4 million primarily from the issuance of our common stock, convertible preferred stock, common stock warrants, and convertible notes.

Recent sales of our common stock were as follows:

	Common		Net
	Shares	Price	Proceeds
	Issued	Per Share	(in millions)
September 2020 IPO	12,000,000	$17.00	$186.4
October 2020 overallotment exercise	1,397,712	17.00	22.1
January 2021 follow-on public offering	4,000,000	22.50	84.1
February 2021 overallotment exercise	600,000	22.50	12.7
Total	17,997,712		$305.3

As of December 31, 2021, we had $319.7 million in cash, cash equivalents and investments and have not generated positive cash flows from operations. Since our inception, we have devoted substantially all of our resources to our research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Material Cash and Future Funding Requirements

Our material cash requirements include our operating leases for laboratory and office facilities. As of December 31, 2021, we had lease payment obligations of $2.7 million, with $0.5 million payable within 12 months. For additional information regarding our lease commitments, see Note 9 to our consolidated financial statements included elsewhere in this report. We are contingently committed to $0.9 million of potential future research and development milestone payments, in addition to sales-based payments and royalties, under our license agreement with WSU. Payments generally are due and payable only upon achievement of certain developmental, regulatory, and sales milestones for which the specific timing cannot be predicted. Refer to Note 7 to our consolidated financial statements for additional information regarding the WSU license agreement. Additionally, we have purchase obligations and open purchase orders that support normal operations and are primarily due in the next 12 months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions. We also anticipate that our research and development expenses and our general and administrative expenses will increase over at least the near-term as we advance our product candidates through clinical trials and increase our headcount to support our operations as we advance through clinical development and incur legal and other professional expenses related to our ongoing class action litigation and proxy contest. We cannot predict with certainty the amount and timing of these increased expenses.

Based upon our current operating plan, we estimate that our $319.7 million of cash, cash equivalents, and investments at December 31, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report. We will need to raise substantial additional capital to fund the development of our product candidates. Until such time as we can generate significant revenue from product sales, we expect to finance our operations through the sale of equity securities, debt financings, or other capital, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and otherwise. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

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
•
the number of trials required for regulatory approval, in particular with respect to fosgonimeton for the treatment of mild-to-moderate AD;
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
•
the costs associated with expanding our laboratory and office facilities; and
•
the extent to which we acquire or in-license other companies’ product candidates and technologies.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(43,098)	$(24,113)
Investing activities	(4,079)	(210,068)
Financing activities	97,089	292,750
Net increase in cash and cash equivalents	$49,912	$58,569

Operating Activities

During the year ended December 31, 2021, net cash used in operating activities was $43.1 million. This consisted primarily of a net loss of $54.9 million, partially offset by non-cash charges of $5.6 million and a decrease in our net operating assets of $6.2 million. The non-cash charges primarily consisted of stock-based compensation expense, depreciation expense, and amortization of premiums and accretion of discounts on our available for sale securities. The decrease in our net operating assets was due to an increase in accounts payable and accrued expenses and a decrease in prepaid expenses and other current assets, partially offset by an increase in unbilled grant receivable.

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

Investing Activities

During the year ended December 31, 2021, net cash used in investing activities was $4.1 million. This consisted primarily of purchases of available-for-sale securities of $299.2 million and purchases of property and equipment of $1.6 million, partially offset by maturities of available-for-sale securities of $278.6 million and sales of available-for-sale securities of $18.1 million.

During the year ended December 31, 2020, net cash used in investing activities was $210.1 million. This consisted primarily of purchases of available-for-sale securities of $226.8 million and purchases of property and equipment of $2.3 million, partially offset by maturities of available-for-sale securities of $19.1 million.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $97.1 million, primarily driven by proceeds received from our follow-on public offering, and to a lesser extent from exercises of stock options.

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

Grant Liability

The grant liability associated with the grants from the LSDF was accounted for under Accounting Standards Codification, or ASC, 825-10, Financial Instruments—Overall. The estimated fair value of the grant liability was reassessed at each balance sheet date, with changes in fair value reflected in other income (expense), net in our statements of operations and comprehensive loss at each period end. The fair value of the grant liability was estimated using a discounted cash flow simulation methodology that assigns probabilities to the timing and likelihood of each triggering event, each of which is disclosed in Note 7 to our consolidated financial statements included elsewhere in this report, as well as a discount rate based on market data for securities with similar durations and credit ratings to us, and the expected payment amount. The assumptions used to calculate the fair value of the grant liability were subject to significant judgment, and payment may be in an amount different from the liability that we estimate. The consummation of our IPO in September 2020 was a triggering event under the terms of the grant and the liability was remeasured to the pay-off amount of $1.5 million as of September 30, 2020 and repaid in full as of December 31, 2020.

Grant Income

In January 2019, the Alzheimer’s Association awarded us a $1.0 million Part the Cloud research grant. Grant proceeds must be used to advance our fosgonimeton product candidate in the Alzheimer’s disease setting. In December 2020, we accepted a grant from the National Institutes of Health (“NIH”) to support our ACT-AD Phase 2 clinical trial for fosgonimeton. Under the terms of the agreement, we may receive approximately $7.8 million with the potential for an additional $7.4 million up to an aggregate of $15.2 million. We recognize income related to the Part the Cloud research grant and NIH grant within the consolidated statement of operations and comprehensive loss as qualifying expenses under the grant agreement are incurred. We record qualifying expenses incurred in excess of cash received in unbilled grant receivable on the consolidated balance sheets.

Research and Development Costs

Research and development costs, including costs associated with our clinical trials, are expensed as incurred. In-licensing fees and other costs to acquire technologies used in research and development that have not yet received regulatory approval and that are not expected to have an alternative future use are expensed when incurred. Non-refundable advance payments for goods and services that will be used over time for research and development are capitalized and recognized as goods are delivered or as the related services are performed. We estimate the period over which such services will be performed and the level of effort to be expended in each period. If actual timing of performance or the level of effort varies from the estimate, we will adjust the amounts recorded accordingly. We have not experienced any material differences between accrued or prepaid costs and actual costs since inception.

Stock-based Compensation

We maintain a stock-based compensation plan as a long-term incentive for employees, non-employee directors and consultants. The plan allows for the issuance of incentive stock options, non-qualified stock options, restricted stock units, and other forms of equity awards.

We recognize stock-based compensation expense for stock options on a straight-line basis over the requisite service period and account for forfeitures as they occur. Our stock-based compensation costs for stock options are based upon the grant date fair value of options estimated using the Black-Scholes option pricing model. To the extent any stock option grants are made subject to the achievement of a performance-based milestone, management evaluates when the achievement of any such performance-based milestone is probable based on the relative satisfaction of the performance conditions as of the reporting date.

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
•
Expected Volatility. Because we were privately held prior to September 2020 and do not yet have sufficient trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded life sciences companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on the similar size, stage in life cycle or area of specialty. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.
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

We recognize stock-based compensation expense for restricted stock units on a straight-line basis over the requisite service period and account for forfeitures as they occur. We recognize compensation expense for restricted stock unit grants subject to performance-based milestone vesting using the accelerated attribution method over the remaining service period when we determine that achievement of the milestone is probable. We evaluate when the achievement of a performance-based milestone is probable based on the relative satisfaction of the performance conditions as of the reporting date. Our stock-based compensation costs for restricted stock units are based upon the fair market value of our common stock based on its closing price as reported on the date of grant on the Nasdaq Global Select Market.

We recorded stock-based compensation expense of $4.6 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was $10.2 million of total unrecognized stock-based compensation expense related to non-vested stock options which we expect to recognize over a remaining weighted-average period of 1.52 years. As of December 31, 2021, there was $4.8 million of total unrecognized stock-based compensation expense related to non-vested restricted stock units which we expect to recognize over a remaining weighted-average period of 1.33 years. We expect to continue to grant stock options and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

Since the completion of our IPO in September 2020, our board of directors determines the fair market value of our common stock based on its closing price as reported on the date of grant on the Nasdaq Global Select Market.

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

As of December 31, 2021, we had $9.5 million of federal net operating loss, or NOL, carryforwards and $2.9 million of tax credit carryforwards which expire over a period of 10 to 16 years. As of December 31, 2021, we had $80.7 million of such NOLs that do not expire.

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

Item 8. Financial Statements and Supplementary Data.

Athira Pharma, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Athira Pharma, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Athira Pharma, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Seattle, Washington

March 28, 2022

Athira Pharma, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$110,537	$60,625
Short-term investments	143,222	124,057
Unbilled grant receivable	2,336	1,300
Prepaid expenses and other current assets	4,704	6,355
Total current assets	260,799	192,337
Property and equipment, net	3,757	2,649
Operating lease right-of-use asset	1,460	936
Long-term investments	65,936	83,509
Other long-term assets	56	132
Total assets	$332,008	$279,563
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$567	$1,158
Accrued liabilities	8,437	3,123
Current operating lease liability	288	124
Total current liabilities	9,292	4,405
Operating lease liability, less current portion	1,632	876
Total liabilities	10,924	5,281
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively; 37,379,077 and 32,485,784 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	4	3
Additional paid-in capital	417,363	315,288
Accumulated other comprehensive (loss) income	(388)	33
Accumulated deficit	(95,895)	(41,042)
Total stockholders' equity	321,084	274,282
Total liabilities and stockholders' equity	$332,008	$279,563

The accompanying notes are an integral part of these consolidated financial statements.

Athira Pharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$42,794	$13,286
General and administrative	21,228	6,709
Total operating expenses	64,022	19,995
Loss from operations	(64,022)	(19,995)
Grant income	8,835	1,321
Other income (expense), net	334	(1,281)
Net loss	$(54,853)	$(19,955)
Unrealized (loss) gain on available-for-sale securities	(421)	33
Comprehensive loss attributable to common stockholders	$(55,274)	$(19,922)
Net loss per share attributable to common stockholders, basic and diluted	$(1.49)	$(1.67)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,921,172	11,966,912

The accompanying notes are an integral part of these consolidated financial statements.

Athira Pharma, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(in thousands, except share amounts)

						Accumulated		Total
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2020	2,617,386	$17,051	3,641,449	$—	$1,364	$—	$(21,087)	$(19,723)
Issuance of common stock upon exercise of common stock options	—	—	540,934	—	544	—	—	544
Issuance of Series B convertible preferred stock and common stock warrants, net of issuance costs	9,372,765	70,971	—	—	10,591	—	—	10,591
Issuance of the Series B-1 convertible preferred stock upon conversion of convertible notes	512,858	4,515	—	—	—	—	—	—
Proceeds from initial public offering, net of underwriters' discounts and commissions and issuance costs	—	—	13,397,712	2	208,515	—	—	208,517
Conversion of convertible preferred stock	(12,503,009)	(92,537)	12,503,009	1	92,536	—	—	92,537
Exercise of common stock warrants	—	—	2,402,680	—	1,105	—	—	1,105
Stock-based compensation	—	—	—	—	633	—	—	633
Unrealized gain on available-for-sale securities	—	—	—	—	—	33	—	33
Net loss	—	—	—	—	—	—	(19,955)	(19,955)
Balance as of December 31, 2020	—	$—	32,485,784	$3	$315,288	$33	$(41,042)	$274,282
Issuance of common stock upon exercise of common stock options and vesting of restricted stock units	—	—	266,653	—	327	—	—	327
Issuance of common stock under employee stock purchase plan	—	—	26,640	—	364	—	—	364
Proceeds from follow-on public offering, net of underwriters' discounts and commissions and issuance costs	—	—	4,600,000	1	96,761	—	—	96,762
Stock-based compensation	—	—	—	—	4,623	—	—	4,623
Unrealized loss on available-for-sale securities	—	—	—	—	—	(421)	—	(421)
Net loss	—	—	—	—	—	—	(54,853)	(54,853)
Balance as of December 31, 2021	—	—	37,379,077	4	417,363	(388)	(95,895)	321,084

The accompanying notes are an integral part of these consolidated financial statements.

Athira Pharma, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Operating activities
Net loss	$(54,853)	$(19,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,623	633
Depreciation expense	479	2
Other non-cash expense	—	1,401
Amortization of premiums and accretion of discounts on available-for-sale securities, net	493	251
Changes in operating assets and liabilities:
Unbilled grant receivable	(1,036)	(1,300)
Prepaid expenses and other current assets	1,650	(6,310)
Accounts payable and accrued liabilities	5,150	2,601
Operating lease liability	396	64
Grant Liability	—	(1,500)
Net cash used in operating activities	(43,098)	(24,113)
Investing activities
Purchases of available-for-sale securities	(299,197)	(226,837)
Maturities of available-for-sale securities	278,639	19,053
Proceeds from sales of available-for-sale securities	18,052	—
Purchases of property and equipment	(1,573)	(2,320)
Principal payments received on stockholder note receivable	—	36
Net cash used in investing activities	(4,079)	(210,068)
Financing activities
Proceeds from exercise of common stock options and common stock warrants	327	643
Proceeds from public offering, net of issuance costs	96,762	208,517
Proceeds from issuance of convertible preferred stock and common stock warrants, net of issuance costs	—	81,926
Proceeds from issuance of convertible notes, including derivative, net of issuance costs	—	1,664
Net cash provided by financing activities	97,089	292,750
Net increase in cash and cash equivalents	49,912	58,569
Cash and cash equivalents, beginning of period	60,625	2,056
Cash and cash equivalents, end of period	$110,537	$60,625
Supplemental disclosures of cash flow information:
Purchases of property and equipment included in accounts payable and accrued liabilities	$14	$331
Deferred offering costs included in accounts payable and accrued liabilities	$—	$77
Allocation of proceeds to common stock warrants issued in Series B convertible preferred stock financing	$—	$10,591
Issuance of Series B-1 preferred stock upon conversion of promissory notes	$—	$4,515
Recognition of warrant liability in connection with Series B convertible preferred stock financing	$—	$364
Recognition of derivative liability upon issuance of convertible notes	$—	$774
Conversion of convertible preferred stock upon closing of initial public offering	$—	$92,537
Right-of-use asset obtained in exchange for new operating lease liability	$680	$975

The accompanying notes are an integral part of these consolidated financial statements.

ATHIRA PHARMA, INC.

Notes to Consolidated Financial Statements

1. Description of Business

Organization

Athira Pharma, Inc. (the “Company”) was incorporated as M3 Biotechnology, Inc. in the state of Washington on March 31, 2011 and reincorporated in the state of Delaware on October 27, 2015. In April 2019, the Company changed its name to Athira Pharma, Inc. The Company currently has office and laboratory space in Bothell, Washington. The Company is a late clinical-stage biopharmaceutical company focused on developing small molecules to restore neuronal health and stop neurodegeneration.

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

Initial Public Offering

In September 2020, the Company completed its initial public offering of common stock (“IPO”) in which the Company issued and sold 12,000,000 shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds of $186.4 million after deducting underwriting discounts and commissions and offering expenses paid by the Company. In October 2020, the Company sold an additional 1,397,712 shares of common stock to the underwriters of the IPO upon partial exercise of the underwriters’ option to purchase additional shares at the initial public offering price of $17.00 per share, less underwriting discounts and commissions and offering costs resulting in additional net proceeds to the Company of approximately $22.1 million.

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

Follow-on Public Offering

In January 2021, the Company completed a follow-on public offering of its common stock. As part of the follow-on offering, the Company issued and sold 4,000,000 shares of its common stock at a public offering price of $22.50 per share. The Company received net proceeds of approximately $84.1 million from the follow-on offering, after deducting underwriting discounts and commissions and offering costs. In February 2021, the Company sold an additional 600,000 shares of common stock to the underwriters of the follow-on public offering upon full exercise of the underwriters’ option to purchase additional shares at the follow-on public offering price of $22.50 per share, less underwriting discounts and commissions and offering costs resulting in additional net proceeds to the Company of approximately $12.7 million.

Liquidity and Capital Resources

Since the Company’s inception, it has funded its operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From the Company’s inception through December 31, 2021, it has raised aggregate net cash proceeds of $407.4 million primarily from the issuance of its common stock, convertible preferred stock, common stock warrants, and convertible notes. As of December 31, 2021, the Company had $319.7 million in cash, cash equivalents, and investments and had not generated positive cash flows from operations. Since the Company’s inception, it has devoted substantially all of its resources to its research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Based upon the Company’s current operating plan, it estimates that its $319.7 million of cash, cash equivalents, and investments at December 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months following the date of the Company’s Annual Report on Form 10-K.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). During the third quarter of 2020, the Company incorporated Athira Pharma Australia PTY LTD in Australia and since its creation, the Australian subsidiary’s financial position and results of operations are consolidated in the accompanying consolidated financial statements. Certain prior period amounts have been reclassified to conform to current period presentation.

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

The Company reviews long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset group may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess of the asset's carrying amount over its fair value. Gains and losses from asset disposals and impairment losses are classified within the consolidated statements of operations and comprehensive loss in accordance with the use of the asset. There were no impairment losses in the years ended December 31, 2021 and 2020 as there have been no events warranting an impairment analysis.

Fair Value Measurements

The carrying amounts of certain financial instruments, including cash, cash equivalents, investments, accounts payable and accrued expenses approximate their fair values due to the short-term nature of those financial instruments. The fair values of the grant liability to Washington Life Sciences Discovery Fund (“LSDF”), currently managed by the Washington State Department of Commerce, the derivative liability, and the convertible preferred stock warrant liability were estimated using level 3 unobservable inputs.

Convertible Preferred Stock Warrant Liability

Freestanding warrants to purchase shares of the Company’s convertible preferred stock were accounted for as liabilities at fair value, because the shares underlying the warrants contained contingent redemption features outside the control of the Company. Warrants classified as liabilities are recorded on the Company’s balance sheets at their fair value on the date of issuance and remeasured to fair value on each subsequent reporting period, with the changes in fair value recognized as a component of other income (expense), net in the accompanying statements of operations and comprehensive loss. The Company adjusted the liability for the final change in the fair value of these warrants immediately preceding their automatic exercise in connection with the Company’s IPO. Subsequent to the Company’s IPO, the corresponding liability was reclassified to additional paid in capital.

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

Grant Income

Grant income in the accompanying consolidated statements of operations and comprehensive loss consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Alzheimer's Association Part the Cloud Research Grant	$—	$245
National Institutes of Health Grant	8,835	1,076
Total grant income	$8,835	$1,321

Amounts recorded in the accompanying consolidated balance sheets as unbilled grant receivable from these granting agencies were as follows (in thousands):

	December 31,
	2021	2020
Alzheimer's Association Part the Cloud Research Grant	$—	$224
National Institutes of Health Grant	2,336	1,076
Total unbilled grant receivable	$2,336	$1,300

In January 2019, the Alzheimer’s Association awarded the Company a $1.0 million Part the Cloud research grant. Grant proceeds must be used to advance the Company’s fosgonimeton product candidate in the Alzheimer’s disease setting. Reporting of expenses incurred supported by the grant as well as research updates are sent to the Alzheimer’s Association semi-annually. Under the terms of the agreement, the Company received $776,000 in 2019 and received the remaining $224,000 in March 2021 after having completed certain development milestones in October 2020. The Company recognized income related to the Part the Cloud research grant as qualifying expenses under the grant agreement were incurred.

In December 2020, the Company accepted a grant from the National Institute on Aging (“NIA”) of the National Institutes of Health (“NIH”) to support its ACT-AD Phase 2 clinical trial for fosgonimeton, the Company’s lead therapeutic candidate being developed for the treatment of individuals with mild-to-moderate Alzheimer’s disease. Under the terms of the agreement, the Company may potentially receive

$7.8 million with the potential for an additional $7.4 million, up to an aggregate of $15.2 million. The Company recognizes income related to the NIH grant as qualifying expenses under the grant agreement are incurred. The Company received cash of $7.6 million related to the NIH grant during the year ended December 31, 2021.

Research and Development Expenses

Research and development expenses consist primarily of direct and indirect costs incurred for research activities, including development of the pipeline from the Company’s proprietary drug discovery platform (“ATH platform”), the Company’s drug discovery efforts and the development of its product candidates. Direct costs include laboratory materials and supplies, contracted research and manufacturing, clinical trial costs, consulting fees, and other expenses incurred to sustain the Company’s research and development program. Indirect costs include personnel-related expenses, consisting of employee salaries, related benefits, and stock-based compensation expense for employees engaged in research and development activities, and facilities and other expenses consisting of direct and allocated expenses for rent and depreciation and lab consumables.

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

Leases

The Company adopted Accounting Standards Codification (“ASC”) Topic 842 - Leases effective January 1, 2020. The Company determines if an arrangement contains a lease at inception. The Company performed an evaluation of contracts in accordance with ASC 842 and has determined it has an operating lease agreement for the laboratory and office facilities that the Company occupies. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized at the date the underlying asset becomes available for the Company’s use. Operating lease liabilities are based on the present value of the future minimum lease payments over the lease term. ROU assets are measured at the amount of the lease liability, adjusted for any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. As the Company’s leases generally do not provide an implicit interest rate, the present value of the future minimum lease payments is determined using the Company’s incremental borrowing rate. This rate is an estimate of the collateralized borrowing rate the Company would incur on its future lease payments over a similar term and is based on the information available to the Company at the lease commencement date, discussed in more detail below.

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

Stock-based Compensation

The Company measures compensation expense for all stock-based payments to employees, officers and directors based on the estimated fair value of the award at the grant date. For stock options, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The grant date fair value of restricted stock units is based upon the fair market value of the Company’s common stock based on its closing price as reported on the date of grant on the Nasdaq Global Select Market. Compensation expense is recognized over the requisite service period on a straight-line basis. Forfeitures are recognized as they occur.

The Company records compensation expense for stock option and restricted stock unit grants subject to performance-based milestone vesting over the remaining implicit service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the relative satisfaction of the performance conditions as of the reporting date.

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

Comprehensive Loss Attributable to Common Stockholders

Comprehensive loss attributable to common stockholders consists of net loss and other gains and losses affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss. The Company’s comprehensive loss attributable to common stockholders is comprised of net loss and unrealized gains and losses on available-for-sale securities.

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

Foreign Currency Transaction Remeasurement Adjustments

Monetary assets and liabilities denominated in foreign currencies were translated into U.S. dollars, the reporting currency, at the exchange rate prevailing at the balance sheet date. Income and expenses denominated in foreign currencies were translated into U.S. dollars at the average exchange rate for the period and the transaction remeasurement adjustments are reported within other income (expense), net in the consolidated statement of operations and comprehensive loss. The functional currency of the Company’s Australian subsidiary is the U.S. dollar.

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

The following tables reflects the Company’s financial asset balances measured on a recurring basis (in thousands):

	December 31, 2021
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$57	$—	$—	$57
Commercial paper	2	96,120	—	(5)	96,115
Total cash equivalents		$96,177	$—	$(5)	$96,172
Short-term investments:
Commercial paper	2	74,170	—	(35)	74,135
U.S. government debt, municipal bonds, and agency securities	2	62,149	2	(59)	62,092
Corporate bonds	2	7,004	—	(9)	6,995
Total short-term investments		$143,323	$2	$(103)	$143,222
Long-term investments:
Corporate bonds	2	3,307	—	(20)	3,287
U.S. government debt and agency securities	2	62,911	—	(262)	62,649
Total long-term investments		$66,218	$—	$(282)	$65,936

	December 31, 2020
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$5	$—	$—	$5
Commercial paper	2	44,318	—	(2)	44,316
U.S. government debt and agency securities	2	4,999	—	—	4,999
U.S. treasury bills	2	4,450	—	—	4,450
Total cash equivalents		$53,772	$—	$(2)	$53,770
Short-term investments:
Commercial paper	2	77,272	1	(4)	77,269
U.S. government debt and agency securities	2	31,835	7	—	31,842
U.S. treasury bills	2	14,029	—	(3)	14,026
Corporate bonds	2	920	—	—	920
Total short-term investments		$124,056	$8	$(7)	$124,057
Long-term investments:
U.S. government debt and agency securities	2	78,924	32	—	78,956
U.S. treasury bills	2	4,551	2	—	4,553
Total long-term investments		$83,475	$34	$—	$83,509

All the commercial paper, U.S. government debt, municipal bonds and agency securities, U.S. treasury bills, and corporate bonds designated as short-term investments have an effective maturity date that is equal to or less than one year from the respective balance sheet date. Those that are designated as long-term investments have an effective maturity date that is more than one year, but less than two years, from the respective balance sheet date.

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

Prior to the IPO, the Company’s level 3 financial liabilities carried at fair value and remeasured on a recurring basis are the grant liability, derivative liability, and the convertible preferred stock warrant liability. In the third quarter of 2020 the Company recorded an additional $464,000 to bring the total grant liability to $1.5 million as the Company’s IPO triggered the repayment obligation (see Note 7), and the derivative was settled upon the Company’s conversion of its convertible notes in May 2020 (see Note 8). The losses resulting from the change in fair value of the grant liability, the bifurcated conversion and redemption features related to the derivative liability, and the convertible preferred stock warrant liability are classified as other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss. Changes in any of the assumptions related to the unobservable inputs identified may change the fair value of these instruments. For example, an increase in interest rates would generally correspond to a decrease in the fair value of the liabilities.

The following table presents the activity for the grant liability (in thousands):

Year Ended December 31, 2020
Fair value at beginning of period	$1,036
Change in fair value of grant liability	464
Grant liability settled upon completion of IPO	(1,500)
Fair value at end of period	$—

The following table presents the activity for the derivative liability (in thousands):

Year Ended December 31, 2020
Fair value at beginning of period	$999
Derivative liability recorded upon issuance of convertible notes	774
Change in fair value of derivative liability	132
Derivative liability settled upon conversion of convertible notes	(1,905)
Fair value at end of period	$—

The following table presents the activity for the convertible preferred stock warrant liability (in thousands):

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

4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Lab equipment	$268	$81
Office furniture, fixtures, and computer equipment	325	—
Leasehold improvement	2,563	—
Construction in progress	1,124	2,639
Property and equipment, at cost	4,280	2,720
Less: accumulated depreciation	(523)	(71)
Property and equipment, net	$3,757	$2,649

Depreciation expense was $479,000 and $2,000 for the years ended December 31, 2021 and 2020, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Research and development expenses	$5,723	$1,169
Employee compensation and benefits	1,907	1,624
Professional services and other	807	330
Total accrued liabilities	$8,437	$3,123

6. Other Income (Expense), Net

Other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Interest and other income	$337	$124
Interest expense	(3)	(367)
Change in fair value of derivative liability	—	(132)
Change in fair value of grant liability	—	(464)
Change in convertible preferred stock warrant liability	—	(641)
Gain on extinguishment of convertible notes	—	199
Total other income (expense), net	$334	$(1,281)

7. Significant Agreements

Washington State University (“WSU”) License Agreement

The Company is party to an amended and restated exclusive license agreement with sublicensing terms between the Company and Washington State University (“WSU”) that the Company entered into in 2015. Under this agreement, the Company has an exclusive license to make, use, sell, and offer for sale products covered by certain licensed patents, including dihexa, the chemical compound into which fosgonimeton metabolizes following administration.

To keep in good standing, the agreement requires the Company to meet certain development milestones and pay annual maintenance fees. All contractual requirements have been met as of December 31, 2021.

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

Under the terms of the agreement, the Company will pay a royalty in the mid-single digits of net sales, with the first $100,000 of net sales being exempt from royalty payment, and annual minimum royalty payments of $25,000 beginning after the first commercial sale of a licensed product. As of December 31, 2021, no sales of any licensed products had occurred and the Company had not incurred a royalty obligation under this agreement.

Additionally, the agreement allows the Company to sublicense the rights conveyed by the agreement, subject to additional payments to WSU based upon the sublicense consideration received in such event. Such amounts are dependent on the terms of the underlying sublicense and range from the mid-single digits to mid-teens of any non-sales based payments received, and low twenties of net sales based sublicense royalties. As of December 31, 2021, the Company has not entered into or incurred any liability from a sublicense agreement.

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

8. Convertible Notes

The Company issued unsecured convertible notes with an aggregate principal amount of $1.7 million in 2020. Previously, the Company issued unsecured convertible notes with aggregate principal amounts of $0.9 million and $1.3 million in 2019 and 2018, respectively. The notes accrued interest at a rate of 5% per year and mature in December 2021, unless earlier converted. No principal or interest was payable prior to maturity as the convertible notes and any accrued interest would automatically convert upon a qualified financing event at a conversion price equal to 85% of the price per share of the qualified financing. Holders may have also elected to convert their notes to shares of common stock upon the maturity of the notes at the then fair value of common stock. If the Company experienced a change in control, holders may have either converted the outstanding principal amount plus any accrued interest into shares of common stock at the then fair value of common stock or may have required the Company to repurchase the notes in cash at a price equal to 200% of the outstanding principal amount plus any accrued interest.

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

9. Commitments and Contingencies

Legal Proceedings

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, and as of December 31, 2021, we have not recorded any such liabilities. The following is a brief description of the more significant legal proceedings.

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

On August 9, 2021, the district judge presiding over Wang v. Athira Pharma, Inc., et al., No. 2:21-cv-00861, issued an order consolidating the three cases under that case number. On October 5, 2021, the district court issued an order appointing lead plaintiffs and approved their selection of lead and liaison counsel.

On January 7, 2022, lead plaintiffs filed a consolidated amended complaint, which asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and Sections 11, 12, and 15 of the Securities Act of 1933. The consolidated amended complaint is brought against the Company, Dr. Kawas, the Company’s chief financial officer, certain members of our board of directors at the time of our IPO and secondary public offering (SPO), and the IPO and SPO underwriters. As with the previous complaints, it is based on allegations that the IPO and SPO registration statements and/or other public statements were materially false and misleading because they omitted to state that certain of Dr. Kawas’s published doctoral research papers at WSU contained allegedly improperly altered images. Lead plaintiffs seek unspecified compensatory damages, equitable and injunctive relief, and reasonable costs and expenses, including attorneys’ fees, on behalf of themselves and the purported class. On March 8, 2022, the defendants filed a motion to dismiss lead plaintiffs’ consolidated amended complaint for failure to state a claim under the federal securities laws.

The Company cannot predict the outcome of these suits, and failure by the Company to obtain a favorable resolution of these suits could have a material adverse effect on its business, results of operations and financial condition. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated and as such the Company has not recorded a liability as of December 31, 2021.

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

Operating Leases

The Company has operating leases for laboratory and office facilities in Bothell, Washington that expire in August 2027. The initial terms of the leases range from 6.3 to 7 years and the Company has options to extend the leases for an additional five years that it is not reasonably certain to exercise. As of December 31, 2021, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

December 31, 2021
2022	452
2023	466
2024	480
2025	494
Thereafter	856
Total undiscounted lease payments	2,748
Present value adjustment for minimum lease commitments	(548)
Tenant improvement allowance receivable	(280)
Net lease liability	$1,920

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

December 31, 2021
Weighted average remaining lease term (years)	5.9
Weighted average discount rate	8.1%

Operating lease expense was $323,000 for the year ended December 31, 2021. Separately, variable lease expense was $108,000 for operating leases during the year ended December 31, 2021.

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

The Company has reserved the following shares of common stock for future issuance, on an as-converted basis, as follows:

	December 31,
	2021	2020
Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	2,632,396	1,974,870
Shares available for future grant under the 2020 Equity Incentive Plan	4,442,315	3,742,235
Shares available for future grant under the Employee Stock Purchase Plan	621,211	323,000
Total	7,695,922	6,040,105

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

Effective January 1, 2021, the Company’s 2020 Plan and ESPP reserves increased by 1,624,259 shares and 324,851 shares, respectively.

Effective January 1, 2022, the Company’s 2020 Plan and ESPP reserves increased by 1,868,953 shares and 373,790 shares, respectively.

12. Stock-based Compensation

Stock‑based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$1,368	$215
General and administrative	3,255	418
Total stock-based compensation expense	$4,623	$633

Valuation Assumptions

The fair value of stock options was determined using the Black-Scholes option-pricing model and the assumptions below. Each of these inputs is subjective and generally required significant judgment.

•
Fair Value of Common Stock—Prior to the closing of the Company’s initial public offering, the grant date fair market value of the shares of common stock underlying stock options has historically been determined by the Company’s board of directors. Because previously there was no public market for the Company’s common stock, the board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair market value, which include contemporaneous valuations performed by an independent third party, important developments in the Company’s operations, sales of convertible preferred stock, the rights, preferences and privileges of its convertible preferred stock relative to those of its common stock, lack of marketability of its common stock, actual operating results, financial performance, the progress of clinical development, the likelihood of achieving a liquidity event for its security holders, the trends, development and conditions in the life sciences and biotechnology sectors, the economy in general, and the stock price performance and volatility of comparable public companies. For valuations of grants made after the closing of the Company’s initial public offering, the fair value of each share of common stock is based on the closing price of the Company’s common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market.
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

The fair value of each stock option was estimated using the Black‑Scholes option‑pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.99%	0.49%
Expected volatility	90.91%	87.41%
Expected term (in years)	6.10	6.87
Expected dividend yield	—	—

The grant date fair value of restricted stock units is based upon the fair market value of the Company’s common stock based on its closing price as reported on the date of grant on the Nasdaq Global Select Market.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2021 and 2020 were $14.4 million and $4.2 million respectively. The weighted-average grant-date fair value of restricted stock units granted during the year ended December 31, 2021 was $5.7 million. No restricted stock units were granted during the year ended December 31, 2020.

Stock Option Activity

Changes in shares available for grant under the 2020 Plan during the year ended December 31, 2021 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2020	3,742,235
2020 Plan reserve increase on January 1, 2021	1,624,259
Options and restricted stock units granted	(1,392,928)
Options and restricted stock units forfeited, cancelled, or expired	468,749
Shares available for grant at December 31, 2021	4,442,315

A summary of option activity for the year ended December 31, 2021 was as follows:

	Shares	Weighted- Average Exercise price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	1,974,870	$9.31	7.98	$49,275
Granted	1,024,776	18.83
Exercised	(263,501)	1.24
Forfeited/expired	(465,249)	18.02
Balance at December 31, 2021	2,270,896	$12.76	7.22	$8,306
Expected to vest	1,457,586	$16.08	8.98	$1,925
Options exercisable	813,310	$6.80	4.05	$6,380

The total fair value of options granted that vested during the years ended December 31, 2021 and 2020 was $1.4 million and $271,000, respectively.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock underlying all options that were in-the-money at December 31, 2021. The aggregate intrinsic value of options exercised was $3.1 million and $18.0 million during the year ended December 31, 2021 and 2020, respectively, determined as of the date of option exercise. As of December 31, 2021, there was $10.2 million of total unrecognized compensation cost related to non-vested stock options. The Company expects to recognize this cost over a remaining weighted-average period of 1.52 years. The Company utilizes newly issued shares to satisfy option exercises.

Stock options outstanding and exercisable consisted of the following at December 31, 2021:

	Employees and Directors		Non-employees
Exercise Price ($)	Shares Outstanding	Shares Exercisable	Shares Outstanding	Shares Exercisable
0.16 to 1.00	209,780	209,780	—	—
1.04 to 1.49	364,524	222,659	113,642	93,150
17.00 to 19.94	989,576	210,071	195,453	60,684
20.55 to 29.41	397,921	16,966	—	—
Total	1,961,801	659,476	309,095	153,834

Restricted Stock Award Activity

In 2018, the Company issued a restricted stock award (“RSA”) to an advisor under the 2014 Plan. The restricted stock award vests over three years and requires continued service to the Company during the vesting period. The vesting provisions of individual awards may vary as approved by the board of directors. If continued service terminates for any reason, the Company has the right to repurchase the non-vested shares for no consideration. There were 4,204 shares subject to repurchase as of December 31, 2020, all of which were related to non-employee RSAs.

A summary of RSA activity for the year ended December 31, 2021 was as follows:

	Share Equivalent	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2020	4,204	$1.35
Granted	—	—
Vested	(4,204)	1.35
Non-vested at December 31, 2021	—	$—

Restricted Stock Unit Activity

During the year ended December 31, 2021, the Company issued restricted stock unit (“RSU”) awards to an advisor and employees under the 2020 Plan.

A summary of RSU activity for the year ended December 31, 2021 is as follows:

	Share Equivalent	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2020	—	$—
Granted	368,152	15.37
Cancelled	(3,500)	15.34
Vested	(3,152)	21.15
Non-vested at December, 2021	361,500	$15.32

In November 2021, the Company granted RSUs equivalent to 365,000 shares of the Company’s common stock to employees under the 2020 Plan with a grant date fair value of $5.6 million. The RSUs will vest upon achievement of certain clinical development milestones, subject to continued service to the Company during the vesting period.

As of December 31, 2021, unrecognized stock-based compensation expense related to non-vested restricted stock units was $4.8 million, which is expected to be recognized over a remaining weighted-average period of 1.33 years

Employee Stock Purchase Plan

In August 2020, the Company’s board of directors adopted the 2020 Employee Stock Purchase Plan (“ESPP”) which became effective in September 2020. Under the ESPP, eligible employees can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. The ESPP provides for offering periods of six months in duration with one purchase period per offering period beginning May 18 and November 18 of each year. Participants in an offering period will be granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the first day of the offering period or (ii) the end of each purchase period within the offering period. A maximum of 5,000 shares of common stock may be purchased by each participant at the purchase date during the offering period. The fair value of the ESPP options granted is determined using the Black-Scholes model and is amortized on a straight-line basis. The number of shares reserved for the ESPP automatically increases each year, beginning on January 1, 2021 by the lesser of (i) 646,000 shares of common stock, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the board no later than the last day of the immediately preceding fiscal year. As of December 31, 2021, 621,211 shares of common stock were reserved for future grants under the ESPP. On January 1, 2022, an additional 373,790 shares of common stock became available for future grants under the ESPP. Stock-based compensation expense recognized during the years ended December 31, 2021 and 2020 associated with the ESPP was $164,000 and $46,000, respectively.

During the year ended December 31, 2021, the Company issued 26,640 shares of common stock to service providers under the ESPP.

13. Income Taxes

Components of Income and Income Tax

The Company did not record a provision (benefit) for income taxes for the years ended December 31, 2021 and 2020. Net loss is attributable to the following tax jurisdictions (in thousands):

	Year Ended December 31,
	2021	2020
United States	$(54,963)	$(19,969)
Foreign	110	14
Net Loss	$(54,853)	$(19,955)

The provision for income taxes differs from the amount expected by applying the federal statutory rates to the net loss before taxes as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
State Taxes	1.2	—
Non-deductible expenses and others	0.2	0.2
Non-deductible expense related to the convertible notes and derivative liability	—	(1.0)
Non-deductible expense related to the grant liability	—	(0.1)
Tax credits	2.2	1.5
Change in valuation allowance	(24.6)	(21.6)
Effective income tax rate	—%	—%

Deferred Tax Assets and Liabilities

The components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$19,543	$8,090
Research and development tax credit carryforwards	2,166	1,011
Accrued liabilities	392	295
Stock-based compensation	804	106
Operating lease liability	426	210
Other	224	72
Total deferred tax assets	23,555	9,784
Deferred tax liabilities:
Right of use asset	(324)	(197)
Prepaid expenses and other	(664)	(489)
Total deferred tax liabilities	(988)	(686)
Less valuation allowance	(22,567)	(9,098)
Net deferred tax assets	$—	$—

Deferred income taxes reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, and operating losses and tax credit carryforwards. The Company considers a number of factors concerning the realizability of its net deferred tax assets, including its history of operating losses, the nature of the deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible, all of which require significant judgment. As of December 31, 2021, the Company has recorded a full valuation allowance on its net deferred tax assets as the Company has concluded that it is not more likely than not that such losses or credits will be utilized. The valuation allowance increased by $13.5 million and $4.3 million during 2021 and 2020, respectively.

At December 31, 2021, the Company has federal net operating loss and tax credit carryforwards of $9.5 million and $2.9 million, respectively, which expire over a period of 10 to 16 years. Net operating loss carryforwards of $80.7 million were generated after 2017, and therefore do not expire.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for uncertain tax positions were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$337	$239
Additions for tax positions taken in the current year	385	98
Ending balance	$722	$337

If the unrecognized tax benefits for uncertain tax positions as of December 31, 2021 are recognized, there will be no impact to the effective tax rate due to the valuation allowance. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated financial statements. At December 31, 2021, there were no material interest and penalties on uncertain tax benefits. The Company does not anticipate any significant changes to its unrecognized tax benefits in the next 12 months.

14. Employee Benefit Plans

The Company has a 401(k) Plan for all of its employees. The 401(k) Plan allows eligible employees to defer, at the employee’s discretion, up to 100% of their pretax compensation up to the Internal Revenue Service annual limit. The Company did not make any matching contributions for the years ended December 31, 2021 or 2020.

15. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2021	2020
Non-vested RSAs	—	4,204
Non-vested RSUs	361,500	—
Stock options to purchase common stock	2,270,896	1,974,870
Employee stock purchase plan	1,277	3,995
Total	2,633,673	1,983,069

16. Immaterial Error Correction (Unaudited)

In connection with the preparation of the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021, the Company identified immaterial errors in the calculation of the weighted-average number of common shares outstanding, basic and diluted, for certain of its year-to-date periods presented in its interim financial statements, resulting in an understatement in the weighted average common shares outstanding and an overstatement in the net loss per share, basic and diluted. This error was revised as shown in the table below. The error did not impact the weighted average common shares outstanding, basic and diluted, for any three-month period and had no impact on net loss, comprehensive loss, total assets, or stockholders' equity. The impact of the error was as follows:

	Six Months Ended June 30, 2021 (unaudited)
	As Reported	Adjustment	As Adjusted
Weighted average shares outstanding, basic and diluted	33,813,104	2,685,900	36,499,004
Net loss per share, basic and diluted	$(0.68)	$0.05	$(0.63)

	Nine Months Ended September 30, 2021 (unaudited)
	As Reported	Adjustment	As Adjusted
Weighted average shares outstanding, basic and diluted	34,315,047	2,458,053	36,773,100
Net loss per share, basic and diluted	$(1.12)	$0.07	$(1.05)

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

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for emerging growth companies.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Form 10-K will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders (“2022 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Form 10-K, including with respect to our equity compensation plans, will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.

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

(3)
Exhibits

The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-39503	3.1	November 12, 2020

3.2	Amended and Restated Bylaws of the Company	10-Q	001-39503	3.2	November 12, 2020

4.1	Specimen Common Stock Certificate of the Registrant	S-1/A	333-248428	4.1	September 14, 2020

4.2	Investors’ Rights Agreement, dated May 29, 2020, as amended, by and among the Registrant and the Investors and Key Holders party thereto	S-1/A	333-248428	4.2	September 9, 2020

4.3	Description of Capital Stock	10-K	001-39503	4.3	March 25, 2021

10.1**	Form of Director and Executive Officer Indemnification Agreement	S-1	333-248428	10.1	August 26, 2020

10.2**	2014 Equity Incentive Plan, as amended	S-1/A	333-248428	10.2	September 9, 2020

10.3**	2020 Equity Incentive Plan	S-1/A	333-248428	10.5	September 9, 2020

10.4**	Form of Stock Option Agreement under the 2020 Equity Incentive Plan	S-1/A	333-248428	10.6	September 9, 2020

10.5**	Form of Restricted Stock Award Agreement under the 2020 Equity Incentive Plan	S-1/A	333-248428	10.7	September 9, 2020

10.6**	Form of RSU Agreement under the 2020 Equity Incentive Plan	S-1/A	333-248428	10.8	September 9, 2020

10.7†	Amended and Restated Standard Exclusive Licensing Agreement with Sublicensing Terms, dated October 28, 2015, by and between the Registrant and Washington State University, and amendments thereto	S-1	333-248428	10.9	August 26, 2020

10.8**	2020 Employee Stock Purchase Plan and Form of Subscription Agreement Thereunder	S-1/A	333-248428	10.10	September 9, 2020

10.9	Lease agreement, dated July 20, 2020, by and between the Registrant and North Creek Parkway Center Investors, LP	S-1/A	333-248428	10.11	September 9, 2020

10.10**	Outside Director Compensation Policy, as amended	8-K	001-39503	10.2	January 31, 2022

10.11**	Executive Incentive Compensation Plan	S-1/A	333-248428	10.13	September 9, 2020

10.12**	Confirmatory Employment Letter between the Registrant and Leen Kawas, Ph.D.	S-1/A	333-248428	10.14	September 9, 2020

10.13**	Confirmatory Employment Letter between the Registrant and Mark Litton, Ph.D.	S-1/A	333-248428	10.15	September 9, 2020

10.14**	Confirmatory Employment Letter between the Registrant and Kevin Church, Ph.D.	S-1/A	333-248428	10.16	September 9, 2020

10.15**	Confirmatory Employment Letter between the Registrant and Glenna Mileson	S-1/A	333-248428	10.17	September 9, 2020

10.16**	Change in Control and Severance Agreement between the Registrant and Leen Kawas, Ph.D.	S-1/A	333-248428	10.18	September 9, 2020

10.17**	Amended and Restated Change in Control and Severance Agreement between the Registrant and Mark Litton, Ph.D.	8-K	001-39503	10.1	January 31, 2022

10.18**	Change in Control and Severance Agreement between the Registrant and Glenna Mileson	S-1/A	333-248428	10.20	September 9, 2020

10.19**	Employment Offer Letter between the Registrant and Hans Moebius, Ph.D.	S-1/A	333-248428	10.21	September 14, 2020

10.20**	Change in Control and Severance Agreement between the Registrant and Hans Moebius, Ph.D.	S-1/A	333-248428	10.22	September 14, 2020

10.21**	Employment Offer Letter between the Registrant and Rachel Lenington	10-Q	001-39503	10.1	August 16, 2021

10.22**	Change in Control and Severance Agreement between the Registrant and Rachel Lenington	10-Q	001-39503	10.2	August 16, 2021

10.23**	Employment Offer Letter between the Registrant and Mark Worthington	10-Q	001-39503	10.3	August 16, 2021

10.24**	Change in Control and Severance Agreement between the Registrant and Mark Worthington	10-Q	001-39503	10.4	August 16, 2021

10.25	First Amendment to Lease by and between the Registrant and Nitrogen Propco 2020, L.P., as successor-in-interest to North Creek Parkway Center Investors, L.P., dated June 28, 2021	10-Q	001-39503	10.5	August 16, 2021

10.26**	Separation Agreement dated October 18, 2021 between the Registrant and Leen Kawas	8-K	001-39503	10.1	October 21, 2021

10.27**	Amendment to Employment Agreement between the Registrant and Hans Moebius, Ph.D.

10.28**	Change in Control and Severance Agreement between the Registrant and Kevin Church

21.1	List of subsidiaries of the Registrant	S-1/A	333-24828	21.1	September 9, 2020

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in signature pages hereto)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Accounting and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

* The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

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

Athira Pharma, Inc.

Date: March 28, 2022	By:	/s/ Mark Litton
Mark Litton
President and Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Litton and Glenna Mileson, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Litton	President, Chief Executive Officer and Director	March 28, 2022
Mark Litton	(Principal Executive Officer)

/s/ Glenna Mileson	Chief Financial Officer	March 28, 2022
Glenna Mileson	(Principal Financial and Accounting Officer)

/s/ Kelly A. Romano	Chairwoman of the Board of Directors	March 28, 2022
Kelly A. Romano

/s/ Joseph Edelman	Director	March 28, 2022
Joseph Edelman

/s/ John M. Fluke, Jr.	Director	March 28, 2022
John M. Fluke, Jr.

/s/ James A. Johnson	Director	March 28, 2022
James A. Johnson

/s/ Barbara Kosacz	Director	March 28, 2022
Barbara Kosacz

/s/ Michael Panzara	Director	March 28, 2022
Michael Panzara

/s/ Grant Pickering	Director	March 28, 2022
Grant Pickering