Form 10-Q
period 2022-03-31
Athira Pharma, Inc.
filed 2022-05-12
CIK 1620463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, there were 37,635,983 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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
•
Actions by an activist stockholder have been disruptive, and the proxy contest being waged by that stockholder could cause uncertainty about the strategic direction of our business.

Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Athira Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$117,811	$110,537
Short-term investments	145,715	143,222
Unbilled grant receivable	2,234	2,336
Prepaid expenses and other current assets	3,394	4,704
Total current assets	269,154	260,799
Restricted cash	210	—
Property and equipment, net	4,354	3,757
Operating lease right-of-use asset	1,415	1,460
Long-term investments	37,644	65,936
Other long-term assets	225	56
Total assets	$313,002	$332,008
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,431	$567
Accrued liabilities	7,743	8,437
Current operating lease liability	297	288
Total current liabilities	9,471	9,292
Operating lease liability, less current portion	1,554	1,632
Total liabilities	11,025	10,924
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; 37,624,058 and 37,379,077 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	420,304	417,363
Accumulated other comprehensive loss	(1,456)	(388)
Accumulated deficit	(116,875)	(95,895)
Total stockholders' equity	301,977	321,084
Total liabilities and stockholders' equity	$313,002	$332,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$14,460	$7,445
General and administrative	8,927	3,336
Total operating expenses	23,387	10,781
Loss from operations	(23,387)	(10,781)
Grant income	2,234	1,831
Other income, net	173	84
Net loss	$(20,980)	$(8,866)
Unrealized loss on available-for-sale securities	(1,068)	(5)
Comprehensive loss attributable to common stockholders	$(22,048)	$(8,871)
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(0.25)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,593,328	35,775,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(in thousands, except share amounts)

(Unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2021	32,485,784	$3	$315,288	$33	$(41,042)	$274,282
Issuance of common stock upon exercise of common stock options and vesting of restricted stock units	64,527	—	70	—	—	70
Proceeds from follow-on public offering, net of underwriters' discounts and commissions and issuance costs	4,600,000	1	96,761	—	—	96,762
Stock-based compensation	—	—	974	—	—	974
Unrealized loss on available-for-sale securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(8,866)	(8,866)
Balance as of March 31, 2021	37,150,311	$4	$413,093	$28	$(49,908)	$363,217

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2022	37,379,077	$4	$417,363	$(388)	$(95,895)	$321,084
Issuance of common stock upon exercise of common stock options	244,981	—	210	—	—	210
Stock-based compensation	—	—	2,731	—	—	2,731
Unrealized loss on available-for-sale securities	—	—	—	(1,068)	—	(1,068)
Net loss	—	—	—	—	(20,980)	(20,980)
Balance as of March 31, 2022	37,624,058	$4	$420,304	$(1,456)	$(116,875)	$301,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(20,980)	$(8,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,731	974
Depreciation expense	154	112
Non-cash lease expense	45	28
Amortization of premiums and accretion of discounts on available-for-sale securities, net	140	131
Changes in operating assets and liabilities:
Unbilled grant receivable	102	(1,606)
Prepaid expenses and other current assets	1,141	1,914
Accounts payable and accrued liabilities	164	(374)
Operating lease liability	(69)	382
Net cash used in operating activities	(16,572)	(7,305)
Investing activities
Purchases of available-for-sale securities	(17,828)	(93,143)
Maturities of available-for-sale securities	42,419	70,739
Purchases of property and equipment	(745)	(304)
Net cash provided by (used in) investing activities	23,846	(22,708)
Financing activities
Proceeds from exercise of common stock options	210	39
Proceeds from public offering, net of issuance costs	—	97,172
Net cash provided by financing activities	210	97,211
Net increase in cash, cash equivalents and restricted cash	7,484	67,198
Cash, cash equivalents and restricted cash, beginning of period	110,537	60,625
Cash, cash equivalents and restricted cash, end of period	$118,021	$127,823
Supplemental disclosures of cash flow information:
Purchases of property and equipment included in accounts payable and accrued liabilities	$6	$57
Right-of-use asset obtained in exchange for new operating lease liability	$—	$518

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

Liquidity and Capital Resources

Since the Company’s inception, it has funded its operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From the Company’s inception through March 31, 2022, it has raised aggregate net cash proceeds of $407.4 million primarily from the issuance of its common stock, convertible preferred stock, common stock warrants, and convertible notes. As of March 31, 2022, the Company had $301.2 million in cash, cash equivalents and investments and had not generated positive cash flows from operations. Since the Company’s inception, it has devoted substantially all of its resources to its research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Based upon the Company’s current operating plan, it estimates that its $301.2 million of cash, cash equivalents and investments at March 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the 12 months following the date of this Quarterly Report on Form 10-Q.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2022, and condensed consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the three months ended March 31, 2022 and 2021, are unaudited. The balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2021. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2022, and the condensed consolidated results of its operations and its cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are also unaudited. The condensed consolidated results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other period. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021 included in its Annual Report on Form 10-K filed with the SEC on March 28, 2022.

Fair Value Measurements

The carrying amounts of certain financial instruments, including cash, cash equivalents, restricted cash, investments, accounts payable and accrued expenses approximate their fair values due to the short-term nature of those amounts.

Restricted Cash

Restricted cash consists of collateral pledged in connection with the Company's corporate credit cards. The table below reconciles the balances of cash and cash equivalents and restricted cash reported on the condensed consolidated balance sheets to the balances of cash, cash equivalents and restricted cash reported on the condensed consolidated statements of cash flows.

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$117,811	$110,537
Restricted cash	210	—
Cash, cash equivalents and restricted cash	$118,021	$110,537

Grant Income

In December 2020, the Company accepted a grant from the National Institute on Aging (“NIA”) of the National Institutes of Health (“NIH”) to support its ACT-AD Phase 2 clinical trial for fosgonimeton (then-named ATH-1017), the Company’s lead therapeutic candidate being developed for the treatment of individuals with mild-to-moderate Alzheimer’s disease. Under the terms of the agreement, the Company may potentially receive $7.8 million with the potential for an additional $7.4 million, up to an aggregate of $15.2 million. The Company recognizes income related to the NIH grant in the accompanying condensed consolidated statements of operations and comprehensive loss as qualifying expenses under the grant agreement are incurred.

During the three months ended March 31, 2022 and 2021, the Company recognized grant income of $2.2 million and $1.8 million, respectively, in connection with the NIH grant. As of March 31, 2022 and December 31, 2021, the Company incurred qualifying expenses in excess of cash received of approximately $2.2 million and $2.3 million, respectively, which is included in unbilled grant receivable on the condensed consolidated balance sheets. The Company received cash of $2.3 million related to the NIH grant during the three months ended March 31, 2022.

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

The following tables reflect the Company’s financial asset balances measured on a recurring basis (in thousands):

	March 31, 2022
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$71	$—	$—	$71
Commercial paper	2	107,004	5	(6)	107,003
Total cash equivalents		$107,075	$5	$(6)	$107,074
Short-term investments:
Commercial paper	2	57,069	2	(100)	56,971
U.S. government debt, municipal bonds, and agency securities	2	82,399	—	(603)	81,796
Corporate bonds	2	6,979	—	(31)	6,948
Total short-term investments		$146,447	$2	$(734)	$145,715
Long-term investments:
Corporate bonds	2	3,305	—	(70)	3,235
U.S. government debt and agency securities	2	35,062	—	(653)	34,409
Total long-term investments		$38,367	$—	$(723)	$37,644

	December 31, 2021
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$57	$—	$—	$57
Commercial paper	2	96,120	—	(5)	96,115
Total cash equivalents		$96,177	$—	$(5)	$96,172
Short-term investments:
Commercial paper	2	74,170	—	(35)	74,135
U.S. government debt, municipal bonds, and agency securities	2	62,149	2	(59)	62,092
Corporate bonds	2	7,004	—	(9)	6,995
Total short-term investments		$143,323	$2	$(103)	$143,222
Long-term investments:
Corporate bonds	2	3,307	—	(20)	3,287
U.S. government debt and agency securities	2	62,911	—	(262)	62,649
Total long-term investments		$66,218	$—	$(282)	$65,936

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

4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Lab equipment	$279	$268
Office furniture, fixtures, and computer equipment	530	325
Leasehold improvement	4,222	2,563
Construction in progress	—	1,124
Property and equipment, at cost	5,031	4,280
Less: accumulated depreciation	(677)	(523)
Property and equipment, net	$4,354	$3,757

Depreciation expense was $154,000 and $112,000 for the three months ended March 31, 2022 and 2021, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Research and development expenses	$4,938	$5,723
Employee compensation and benefits	1,229	1,907
Professional services and other	1,576	807
Total accrued liabilities	$7,743	$8,437

6. Other Income, Net

Other income, net consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest and other income	$175	$84
Interest expense	(2)	—
Total other income, net	$173	$84

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

To keep in good standing, the agreement requires the Company to meet certain development milestones and pay annual maintenance fees. All contractual requirements have been met as of March 31, 2022.

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

Under the terms of the agreement, the Company will pay a royalty in the mid-single digits of net sales, with the first $100,000 of net sales being exempt from royalty payment, and annual minimum royalty payments of $25,000 beginning after the first commercial sale of a licensed product. As of March 31, 2022, no sales of any licensed products had occurred and the Company had not incurred a royalty obligation under this agreement.

Additionally, the agreement allows the Company to sublicense the rights conveyed by the agreement, subject to additional payments to WSU based upon the sublicense consideration received in such event. Such amounts are dependent on the terms of the underlying sublicense and range from the mid-single digits to mid-teens of any non-sales based payments received, and low twenties of net sales based sublicense royalties. As of March 31, 2022, the Company has not entered into or incurred any liability from a sublicense agreement.

8. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is subject to various legal proceedings or claims that arise in the ordinary course of business. The Company accrues a liability when the Company's management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, and as of March 31, 2022, the Company has not recorded any such liabilities. The following is a brief description of the more significant legal proceedings.

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

On August 9, 2021, the district court judge presiding over Wang v. Athira Pharma, Inc., et al., No. 2:21-cv-00861, issued an order consolidating the three cases under that case number. On October 5, 2021, the district court issued an order appointing lead plaintiffs and approved their selection of lead and liaison counsel.

On January 7, 2022, lead plaintiffs filed a consolidated amended complaint, which asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and Sections 11, 12, and 15 of the Securities Act of 1933. The consolidated amended complaint is brought against the Company, Dr. Kawas, the Company’s chief financial officer, certain members of the Company's board of directors at the time of the Company's IPO and secondary public offering (SPO), and the IPO and SPO underwriters. As with the previous complaints, it is based on allegations that the IPO and SPO registration statements and/or other public statements were materially false and misleading because they omitted to state that certain of Dr. Kawas’s published doctoral research papers at WSU contained allegedly improperly altered images. Lead plaintiffs seek unspecified compensatory damages, as well as equitable and injunctive relief on behalf of themselves and the purported class. On March 8, 2022, the defendants filed a motion to dismiss lead plaintiffs’ consolidated amended complaint for failure to state a claim under the federal securities laws. Lead plaintiffs filed an opposition to the defendants’ motion to dismiss on May 6, 2022. The defendants’ reply in support of their motion to dismiss is due to be filed on June 6, 2022.

Shareholder Derivative Actions

On April 14, 2022, a shareholder derivative action was filed by plaintiff Stephen Bushansky in the U.S. District Court for the Western District of Washington against certain current and former members of the Company’s board of directors, titled Bushansky v. Kawas et al., No. 2:22-cv-497. Plaintiff purports to bring the action derivatively on behalf of the Company, which is a nominal defendant to the action. The derivative complaint alleges that the Company’s board of directors breached its fiduciary duties by failing to prevent alleged misstatements in the Company’s public filings, failing to discover altered images in certain research papers, and failing to take appropriate action. The derivative complaint asserts claims for violations of Section 14(a) of the Exchange Act as well as claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and waste of corporate assets. The derivative complaint seeks unspecified damages, disgorgement of profits, benefits, and other compensation received by the individual defendants, restitution, declaratory relief, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees.

On May 6, 2022, a second shareholder derivative action was filed by plaintiff Thomas Houlihan in the U.S. District Court for the Western District of Washington against certain current and former directors and officers of the Company, titled Houlihan v. Kawas et al., No. 2:22-cv-620. Plaintiff purports to bring the action derivatively on behalf of the Company, which is a nominal defendant to the action. The derivative complaint alleges that certain of the Company’s current and former directors and officers breached their fiduciary duties by failing to prevent alleged misstatements in the Company’s public filings and failing to take appropriate action regarding altered images in certain research papers. The derivative complaint asserts claims for violations of Section 14(a) of the Exchange Act as well as claims for breach of fiduciary duties, contribution, and indemnification. The derivative complaint seeks unspecified damages, unspecified corporate governance reforms, restitution, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees.

The Company cannot predict the outcome of these suits, and failure by the Company to obtain a favorable resolution of these suits could have a material adverse effect on its business, results of operations and financial condition. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated and as such the Company has not recorded a liability as of March 31, 2022.

Operating Leases

The Company has operating leases for laboratory and office facilities in Bothell, Washington that expire in August 2027. The initial terms of the leases range from 6.3 to 7 years and the Company has options to extend the leases for an additional five years that it is not reasonably certain to exercise. As of March 31, 2022, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

March 31, 2022
Remaining 2022	$340
2023	466
2024	480
2025	494
Thereafter	856
Total undiscounted lease payments	2,636
Present value adjustment for minimum lease commitments	(505)
Tenant improvement allowance receivable	(280)
Net lease liability	$1,851

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

March 31, 2022
Weighted average remaining lease term (years)	5.9
Weighted average discount rate	8.1%

Operating lease expense was $89,000 and $61,000 for the three months ended March 31, 2022 and 2021, respectively. Variable lease expense was $44,000 and $20,000 for operating leases during the three months ended March 31, 2022 and 2021, respectively.

9. Common Stock

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

The Company has reserved the following shares of common stock for future issuance, on an as-converted basis, as follows:

	March 31,	December 31,
	2022	2021
Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	3,785,194	2,632,396
Shares available for future grant under the 2020 Equity Incentive Plan	4,913,489	4,442,315
Shares available for future grant under the Employee Stock Purchase Plan	995,001	621,211
Total	9,693,684	7,695,922

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

Effective January 1, 2021, the Company’s 2020 Plan and ESPP reserves increased by 1,624,259 shares and 324,851 shares, respectively.

Effective January 1, 2022, the Company’s 2020 Plan and ESPP reserves increased by 1,868,953 shares and 373,790 shares, respectively.

10. Stock-based Compensation

Stock‑based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$785	$260
General and administrative	1,946	714
Total stock-based compensation expense	$2,731	$974

Valuation Assumptions

The fair value of stock options was determined using the Black-Scholes option-pricing model and the assumptions below. Each of these inputs is subjective and generally required significant judgment.

•
Fair Value of Common Stock—Prior to the closing of the Company’s initial public offering, the grant date fair market value of the shares of common stock underlying stock options had historically been determined by the Company’s board of directors. Because previously there was no public market for the Company’s common stock, the board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair market value, which include contemporaneous valuations performed by an independent third party, important developments in the Company’s operations, sales of convertible preferred stock, the rights, preferences and privileges of its convertible preferred stock relative to those of its common stock, lack of marketability of its common stock, actual operating results, financial performance, the progress of clinical development, the likelihood of achieving a liquidity event for its security holders, the trends, development and conditions in the life sciences and biotechnology sectors, the economy in general, and the stock price performance and volatility of comparable public companies. For valuations of grants made after the closing of the Company’s initial public offering, the fair value of each share of common stock is based on the closing price of the Company’s common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market.
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

The fair value of each stock option was estimated using the Black‑Scholes option‑pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.73%	0.79%
Expected volatility	92.65%	89.13%
Expected term (in years)	6.01	6.17
Expected dividend yield	—	—

The grant date fair value of restricted stock units is based upon the fair market value of the Company’s common stock based on its closing price as reported on the date of grant on the Nasdaq Global Select Market.

The fair value of options granted during the three months ended March 31, 2022 and 2021 was $11.9 million and $9.3 million, respectively. The fair value of restricted stock units granted during the three months ended March 31, 2022 and 2021 was $129,000 and $67,000, respectively.

Stock Option Activity

Changes in shares available for grant under the 2020 Plan during the three months ended March 31, 2022 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2021	4,442,315
2020 Plan reserve increase on January 1, 2022	1,868,953
Options and restricted stock units granted	(1,522,614)
Options and restricted stock units forfeited, cancelled, or expired	124,835
Shares available for grant at March 31, 2022	4,913,489

A summary of stock option activity under the 2020 Plan for the three months ended March 31, 2022 was as follows:

	Shares	Weighted- Average Exercise price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	2,270,896	$12.76	7.22	$8,306
Granted	1,510,364	10.44
Exercised	(244,981)	0.86
Forfeited/expired	(110,835)	17.12
Balance at March 31, 2022	3,425,444	$12.44	8.88	$10,137
Expected to vest	2,721,431	$13.05	9.33	$6,035
Options exercisable	704,013	$10.11	7.14	$4,102

The total fair value of options granted that vested during the three months ended March 31, 2022 and 2021 was $1.9 million and $133,000, respectively.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock underlying all options that were in-the-money at March 31, 2022. The aggregate intrinsic value of options exercised was $2.7 million and $1.1 million during the three months ended March 31, 2022 and 2021, respectively, determined as of the date of option exercise. As of March 31, 2022, there was $20.2 million of total unrecognized compensation cost related to unvested stock options. The Company expects to recognize this cost over a remaining weighted-average period of 3.27 years. The Company utilizes newly issued shares to satisfy option exercises.

Stock options outstanding and exercisable under the 2020 Plan consisted of the following at March 31, 2022:

Exercise Price ($)	Shares Outstanding	Shares Exercisable
0.16 to 1.35	439,813	312,133
9.91 to 19.94	2,602,710	288,677
20.55 to 29.41	382,921	103,203
Total	3,425,444	704,013

Restricted Stock Unit Activity

A summary of RSU activity for the three months ended March 31, 2022 is as follows:

	Share Equivalent	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2021	361,500	$15.32
Granted	12,250	10.54
Cancelled	(14,000)	15.34
Vested	—	—
Non-vested at March 31, 2022	359,750	$15.15

The RSUs will vest upon achievement of certain clinical development milestones, subject to continued service to the Company during the vesting period. As of March 31, 2022, there was $3.6 million of total unrecognized compensation cost related to unvested stock options. The Company expects to recognize this cost over a remaining weighted-average period of 1.26 years.

11. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Non-vested Restricted Stock Awards	—	4,204
Non-vested Restricted Stock Units	359,750	1,576
Stock options to purchase common stock	3,425,444	2,509,811
Employee stock purchase plan	2,955	2,943
Total	3,788,149	2,518,534

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 28, 2022.

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
•
the outcome of legal proceedings which have been or may in the future be instituted against us and certain of our directors and officers, including the legal proceedings discussed in Part II, Item 1 — "Legal Proceedings,” and elsewhere in this report;
•
the actions by an activist stockholder, which have been disruptive, and the proxy contest being waged by that stockholder, which could cause uncertainty about the strategic direction of our business;
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

Our lead candidate, fosgonimeton (ATH-1017), is a subcutaneously administered, BBB-penetrating, small molecule HGF/MET positive modulator. The primary target indication is Alzheimer’s disease (AD). In our Phase 1a/b clinical trial, fosgonimeton was well tolerated in healthy young and elderly volunteers and AD subjects, without serious adverse events. This clinical trial recruited 88 subjects, including 11 AD subjects with mild-to-moderate AD, who were randomly assigned to active and control groups. Nonclinical studies and Phase 1 clinical trials with fosgonimeton demonstrated improvements in brain network activity indicating potentially positive effects on brain function. In AD subjects, multiple dosing of fosgonimeton significantly improved Event Related Potential (ERP) P300 latency. ERP P300 latency is a functional measure that is highly correlated with cognition; however, we have not yet established a connection between these ERP P300 latency results and improved cognition. In September 2020, we began site initiation and patient screening for LIFT-AD, our Phase 2/3 clinical trial with fosgonimeton designed with the potential to provide pivotal data in support of registration, for the treatment of mild-to-moderate AD, with topline results expected in the first half of 2023. In November 2020, we also initiated ACT-AD, a proof-of-concept Phase 2 clinical trial with ERP P300 latency as the primary endpoint, in mild-to-moderate AD, which trial is designed to better characterize the overall effects of fosgonimeton on working memory processing speed and cognitive measures, with topline results expected by the end of the second quarter of 2022. In July 2021, we announced that we are enrolling patients into a 26-week open-label extension study for our LIFT-AD and ACT-AD clinical trials, which will allow us to collect up to a total of one year of safety data with fosgonimeton. In October 2021, we announced that we completed patient enrollment in our ACT-AD clinical trial. In January 2022, we increased the LIFT-AD study sample size by approximately 120 participants, from 300 to 420, to strengthen the statistical power of co-key secondary endpoints, including ADAS-Cog11. In May 2022, we announced that we are extending the 26-week open-label extension study for our LIFT-AD and ACT-AD clinical trials for an additional 12 months, enabling eligible patients who have completed either trial, and elect to participate in the ongoing open label extension, to now receive up to 18 months of open-label treatment with fosgonimeton.

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

To date, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock in our IPO and in a subsequent follow-on public offering, the sale and issuance of convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From inception to March 31, 2022, we have raised aggregate net cash proceeds of approximately $407.4 million primarily from the issuance of our common stock, convertible preferred stock, common stock warrants, and convertible notes. We have incurred significant operating losses to date. Our net losses were $21.0 million and $8.9 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $116.9 million and cash, cash equivalents and investments of $301.2 million.

We expect to continue to incur increasing operating losses for the foreseeable future as we:

•
continue to advance fosgonimeton and our other product candidates through preclinical studies and clinical trials, and further extend the open label extension of the ACT-AD and LIFT-AD trials;
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
•
establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval; and
•
incur legal expenses associated with ongoing litigation, as further described in “Part II, Item 1—Legal Proceedings,” and elsewhere in this report.

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

Our Collaboration and Grant Agreements

We are party to certain collaboration and grant agreements, as described in the section titled “Part I, Item 1 – Business—Our Collaboration and Grant Agreements” in our Annual Report on Form 10-K filed with the SEC on March 28, 2022.

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

As of the date of this report, we cannot reasonably determine the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. Product candidates in later stages of development generally have higher development costs than those in earlier stages. We expect that our research and development expenses will increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, as our product candidates advance into later stages of development, as we begin to conduct larger clinical trials, as we seek regulatory approvals for any product candidates that successfully complete clinical trials, as we expand our product pipeline, as we maintain, expand, protect and enforce our intellectual property portfolio, and as we incur expenses associated with hiring additional personnel to support our research and development efforts. In particular, we expect our research and development expenses will increase substantially as we conduct our Phase 2 and Phase 3 clinical trials for fosgonimeton, including open-label extensions for those trials. Additionally, we may experience an overall increase in research and development expenses as a result of inflation.

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
•
the further extension of the open label extension of the ACT-AD and LIFT-AD trials;
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

Grant Income

Grant income consists of income related to the NIH grant and is recognized as qualifying expenses under the grant agreement are incurred. Under the terms of the agreement, we may receive approximately $7.8 million, with the potential for an additional $7.4 million, up to an aggregate of $15.2 million. As of March 31, 2022, we recognized aggregate grant income of $12.1 million in connection with the NIH grant. We expect to recognize the remaining $3.1 million of grant income during the current year.

Other Income, Net

Other income, net consists primarily of interest earned on our cash, cash equivalents and investments. Absent further fundraising, we expect interest earned on our cash, cash equivalents and investments to decrease over the long term as we continue to expend our cash balances to fund our ongoing operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
			Dollar	%
	2022	2021	Change	Change
	(in thousands)
Operating expenses:
Research and development	$14,460	$7,445	$7,015	94%
General and administrative	8,927	3,336	5,591	168
Total operating expenses	23,387	10,781	12,606	117
Loss from operations	(23,387)	(10,781)	(12,606)	117
Grant income	2,234	1,831	403	22
Other income, net	173	84	89	106
Net loss	$(20,980)	$(8,866)	$(12,114)	137

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended March 31,
			Dollar	%
	2022	2021	Change	Change
	(in thousands)
Direct costs:
Fosgonimeton (ATH-1017)	$10,185	$6,188	$3,997	65%
ATH-1020	372	—	372	*
Preclinical programs and other direct costs	861	312	549	176
Total direct costs	11,418	6,500	4,918	70
Indirect costs:
Personnel-related costs, including stock- based compensation	2,686	852	1,834	215
Facilities and other costs	356	93	263	283
Total research and development expenses	$14,460	$7,445	$7,015	89

* Not meaningful

Research and development expenses increased by $7.0 million, from $7.4 million for the three months ended March 31, 2021 to $14.4 million for the three months ended March 31, 2022. The increase was driven primarily by an increase in expenses for fosgonimeton of $4.0 million related to continued patient enrollment and clinical site visit activity for our Phase 2 and Phase 3 clinical trials and the corresponding open-label extension for our Phase 2 and Phase 3 clinical trials, an increase in personnel-related costs of $1.8 million due to an increase in headcount and stock-based compensation expense in connection with current period equity grants to new hires and existing employees, an increase in preclinical research and development expenses of $0.5 million, and $0.4 million of expense associated with our ATH-1020 Phase 1 clinical trial, which commenced in the first quarter of 2022.

General and Administrative Expenses

General and administrative expenses increased by $5.6 million, from $3.3 million for the three months ended March 31, 2021 to $8.9 million for the three months ended March 31, 2022. The increase was primarily due to an increase in personnel-related costs of $2.3 million, due primarily to increases in headcount to support our continued growth and in stock-based compensation expense in connection with current period equity grants to new hires and existing employees, an increase in legal costs of $1.8 million, which includes costs related to our ongoing legal proceedings and proxy contest, an increase in professional services expenses of $0.8 million, an increase in business development expenses of $0.5 million, and to lesser extents, increases in insurance and facilities costs.

Grant Income

Grant income increased by $0.4 million, from $1.8 million for the three months ended March 31, 2021 to $2.2 million for the three months ended March 31, 2022. The increase was solely driven by an increase in research and development expenses qualifying for reimbursement under the grant agreement.

Other Income, Net

Other income, net, increased by $0.1 million, from $0.1 million for the three months ended March 31, 2021 to $0.2 million for the three months ended March 31, 2022 due to higher interest income earned on our available-for-sale securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From our inception through March 31, 2022, we have raised aggregate net cash proceeds of

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

As of March 31, 2022, we had $301.2 million in cash, cash equivalents and investments and have not generated positive cash flows from operations. Since our inception, we have devoted substantially all of our resources to our research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Material Cash and Future Funding Requirements

Our material cash requirements include our operating leases for laboratory and office facilities. As of March 31, 2022, we had lease payment obligations of $2.6 million, with $0.4 million payable within 12 months. For additional information regarding our lease commitments, see Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this report. We are contingently committed to $0.9 million of potential future research and development milestone payments, in addition to sales-based payments and royalties, under our license agreement with WSU. Payments generally are due and payable only upon achievement of certain developmental, regulatory, and sales milestones for which the specific timing cannot be predicted. Refer to Note 7 to our unaudited condensed consolidated financial statements for additional information regarding the WSU license agreement. Additionally, we have purchase obligations and open purchase orders that support normal operations and are primarily due in the next 12 months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions. We also anticipate that our research and development expenses and our general and administrative expenses will increase over at least the near-term as we advance our clinical development and our product candidates through clinical trials, increase our headcount to support our operations, and incur legal and other professional expenses related to our ongoing class action litigation and proxy contest. We cannot predict with certainty the amount and timing of these increased expenses.

Based upon our current operating plan, we estimate that our $301.2 million of cash, cash equivalents and investments at March 31, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report. We will need to raise substantial additional capital to fund the development of our product candidates. Until such time as we can generate significant revenue from product sales, we expect to finance our operations through the sale of equity securities, debt financings, or other capital, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and otherwise. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(16,572)	$(7,305)
Investing activities	23,846	(22,708)
Financing activities	210	97,211
Net increase in cash, cash equivalents and restricted cash	$7,484	$67,198

Operating Activities

During the three months ended March 31, 2022, net cash used in operating activities was $16.6 million. This consisted primarily of a net loss of $21.0 million, partially offset by non-cash charges of $3.1 million and a decrease in our net operating assets of $1.3 million. The non-cash charges primarily consisted of stock-based compensation expense, depreciation expense, and accretion of discounts on our convertible notes. The decrease in our net operating assets was due to a decrease in prepaid expenses and other current assets, a decrease in unbilled grant receivable, and an increase in accounts payable, partially offset by a decrease in accrued liabilities.

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

Investing Activities

During the three months ended March 31, 2022, net cash provided by investing was $23.8 million. This consisted of maturities of available-for-sale securities, partially offset by purchases of available-for-sale securities and property and equipment.

During the three months ended March 31, 2021, net cash used in investing was $22.7 million. This consisted of purchases of available-for-sale securities and property and equipment, partially offset by maturities of available-for-sale securities.

Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $0.2 million, consisting of proceeds received from exercises of stock options.

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

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 28, 2022 and Note 2 to our unaudited condensed consolidated financial statements included in “Part I, Item 1—Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•
Research and Development Costs;
•
Stock-based Compensation;
•
Income Taxes;
•
Grant Income.

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have at least $1.07 billion in annual revenue; (2) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year in which the fifth anniversary of our initial public offering occurred.

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

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 9, 2021, the Honorable Thomas S. Zilly, the district court judge presiding over Wang v. Athira Pharma, Inc., et al., No. 2:21-cv-00861, issued an order consolidating the three cases under that case number. On October 5, 2021, the district court issued an order appointing lead plaintiffs and approved their selection of lead and liaison counsel.

On January 7, 2022, lead plaintiffs filed a consolidated amended complaint, which asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and Sections 11, 12, and 15 of the Securities Act of 1933. The consolidated amended complaint is brought against us, Dr. Kawas, our chief financial officer, certain members of our board of directors at the time of our IPO and secondary public offering (SPO), and the IPO and SPO underwriters. As with the previous complaints, it is based on allegations that the IPO and SPO registration statements and/or other public statements were materially false and misleading because they omitted to state that certain of Dr. Kawas’s published doctoral research papers at WSU contained allegedly improperly altered images. Lead plaintiffs seek unspecified compensatory damages, as well as equitable and injunctive relief on behalf of themselves and the purported class. On March 8, 2022, the defendants filed a motion to dismiss lead plaintiffs’ consolidated amended complaint for failure to state a claim under the federal securities laws. Lead plaintiffs filed an opposition to the defendants’ motion to dismiss on May 6, 2022. The defendants’ reply in support of their motion to dismiss is due to be filed on June 6, 2022.

Shareholder Derivative Actions

On April 14, 2022, a shareholder derivative action was filed by plaintiff Stephen Bushansky in the U.S. District Court for the Western District of Washington against certain current and former members of our board of directors, titled Bushansky v. Kawas et al., No. 2:22-cv-497. Plaintiff purports to bring the action derivatively on our behalf, and we are a nominal defendant to the action. The derivative complaint alleges that our board of directors breached its fiduciary duties by failing to prevent alleged misstatements in our public filings, failing to discover altered images in certain research papers, and failing to take appropriate action. The derivative complaint asserts claims for violations of Section 14(a) of the Exchange Act as well as claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and waste of corporate assets. The derivative complaint seeks unspecified damages, disgorgement of profits, benefits, and other compensation received by the individual defendants, restitution, declaratory relief, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees.

On May 6, 2022, a second shareholder derivative action was filed by plaintiff Thomas Houlihan in the U.S. District Court for the Western District of Washington against certain of our current and former directors and officers, titled Houlihan v. Kawas et al., No. 2:22-cv-620. Plaintiff purports to bring the action derivatively on our behalf, and we are a nominal defendant to the action. The derivative complaint alleges that certain of our current and former directors and officers breached their fiduciary duties by failing to prevent alleged misstatements in our public filings and failing to take appropriate action regarding altered images in certain research papers. The derivative complaint asserts claims for violations of Section 14(a) of the Exchange Act as well as claims for breach of fiduciary duties, contribution, and indemnification. The derivative complaint seeks unspecified damages, unspecified corporate governance reforms, restitution, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees.

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

Our lead product candidate, fosgonimeton, is in clinical development for the potential treatment of AD and PDD and ATH-1020, an orally available, brain-penetrant small molecule for neuropsychiatric conditions, is in a Phase 1 clinical trial. Our additional product candidate, ATH-1019, is in nonclinical development. It is impossible to predict when or if any of our product candidates will prove to be effective and safe in humans or will receive regulatory approval.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical studies and clinical trials that our product candidates are both safe and effective for each target indication. Nonclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the nonclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in nonclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. For example, testing on animals occurs under different conditions than testing in humans and therefore, the results of animal studies may not accurately predict safety and effectiveness in humans. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through nonclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. Likewise, early, smaller-scale studies and clinical trials with a single or few clinical trial sites may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials across multiple clinical trial sites. Even if data from a pivotal clinical trial are positive, regulators may not agree that such data are sufficient for approval and may require that we conduct additional clinical trials, which could materially delay our anticipated development timelines, require additional funding for such additional clinical trials, and adversely impact our business. For example, LIFT-AD is a trial that we initiated in September 2020, which may provide pivotal data in support of registration. In November 2020, we initiated ACT-AD, a P300 Phase 2 clinical trial, to better understand the overall effects of fosgonimeton on working memory processing speed and cognitive measures, with topline results expected by the end of the second quarter of 2022. These data will help support strategic decisions around any additional pivotal trials that we may initiate in parallel to the LIFT-AD trial if the results from the ACT-AD P300 Phase 2 clinical trial do not meet our expectations. However, even if we receive positive data in our ACT‑AD and LIFT-AD trials, we cannot be certain that the FDA or other regulators will find such data sufficient for approval of fosgonimeton. Our ability to achieve regulatory approval for fosgonimeton is further complicated by the nature of AD, which historically has been a challenging indication for drug development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence nonclinical studies and clinical trials are never approved as products.

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

On July 6, 2021, we announced the initiation of an open-label extension for the LIFT-AD and ACT-AD trials and in May 2022 we announced the extension of the open label extension for an additional 12 months. Following completion of the 26-week treatment period during the LIFT-AD or ACT-AD trials, patients may elect to continue on the open-label extension and receive treatment with fosgonimeton for up to an additional 18 months. Investigators and patients will remain blinded to treatment group assignment in the original trials. Such open-label extension studies are, and some of the clinical trials we conduct in the future may be, open-label in study design conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

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

Additionally, we rely on data received from clinical trials, whether preliminary or final, to inform decisions on future clinical trials, including trial design, trial size, and whether or not to initiate additional clinical trials. For example, in November 2020, we initiated ACT-AD, a P300 Phase 2 clinical trial, to better understand the overall effects of fosgonimeton on working memory processing speed and cognitive measures, with topline results expected by the end of the second quarter of 2022. These data will help support strategic decisions around any additional pivotal trials that we may initiate in parallel to the LIFT-AD trial if the results from the ACT-AD P300 Phase 2 clinical trial do not meet our expectations. The topline results of this ACT-AD P300 Phase 2 clinical trial will be based on a preliminary analysis of then-available data, and a more comprehensive and full review of the data may result in different conclusions, which could have a negative impact on our decisions regarding any additional trials for fosgonimeton.

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

If we are delayed or unsuccessful in enrolling the desired number of subjects in our trials, whether as a result of competing clinical trials, overly stringent eligibility requirements, or the ongoing impact of COVID-19 on both clinical trial sites and potential AD subjects, our clinical trial results could be delayed, the costs of our clinical trials could materially increase, and the overall development timeline for fosgonimeton could be negatively impacted. For example, enrollment in our ongoing clinical trials has been slowed due to the effects of the COVID-19 pandemic, including governmental restrictions imposed in Australia, where certain of our clinical trial sites are located. In our ACT-AD clinical trial, this slowed recruitment resulted in a change in the anticipated timing of top-line results from our Phase 2 ACT-AD clinical trial, which are currently expected by the end of the second quarter of 2022. We have since completed enrollment in the ACT-AD clinical trial, but we cannot ensure that similar enrollment issues will not occur again in the future. Even if we are successful in enrolling the targeted number of subjects in our trials, the FDA and other regulators may request additional clinical trials with larger numbers of subjects as a condition to any regulatory approval.

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

Product candidates that we may successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see the section titled “Part I, Item 1 – Business—Competition” in our Annual Report on Form 10‑K filed with the SEC on March 28, 2022.

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

We have not generated any revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue. We had net losses of $21.0 million and $8.9 million for the three months ended March 31, 2022 and 2021, respectively, and an accumulated deficit of $116.9 million as of March 31, 2022.

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
•
initiate additional nonclinical, clinical or other studies for our product candidates, including any pivotal trials with respect to fosgonimeton for the treatment of mild-to-moderate AD in addition to LIFT-AD, and further extend the open label extension of the ACT-AD and LIFT-AD trials;
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
•
incur expenses in connection with legal proceedings, and addressing stockholder activism; and
•
experience any delays or encounter issues with any of the above.

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

We will require substantial additional funding to finance our operations, complete the development and commercialization of fosgonimeton and ATH-1020, and evaluate other and future product candidates. If we are unable to raise this funding when needed, we may be forced to delay, reduce, or eliminate our product development programs or other operations.

Since our inception, we have used substantial amounts of cash to fund our operations, and we expect our expenses to increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, fosgonimeton. Developing fosgonimeton and conducting clinical trials for the treatment of AD, PDD, and any other indications that we may pursue in the future will require substantial amounts of capital. In addition, if we obtain marketing approval for fosgonimeton or any future product candidates including ATH-1020, an orally available, brain-penetrant small molecule for neuropsychiatric conditions, is in a Phase 1 clinical trial, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing, and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of March 31, 2022, we had cash, cash equivalents and investments of $301.2 million. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

The Bipartisan Budget Act of 2018 also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has published a final rule to give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. The American Taxpayer Relief Act of 2012, or ATRA, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other legislative changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2031 with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester.

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

In April 2022, CMS released a finalized national policy for coverage of aducanumab (or Aduhelm) and any future monoclonal antibodies directed against amyloid approved by the FDA with an indication for use in treating Alzheimer’s disease. According to the two-part National Coverage Determination (NCD), Medicare will cover monoclonal antibodies that target amyloid (or plaque) for the treatment of Alzheimer’s disease that receive traditional approval from the FDA when furnished in accordance with the coverage criteria specified under coverage with evidence development. CMS will also provide enhanced access and coverage for Medicare patients participating in CMS-approved studies, such as data collection through routine clinical practice or registries. Additionally, for drugs that FDA has not determined to have shown a clinical benefit or that received an accelerated approval, Medicare will provide coverage in FDA or National Institutes of Health approved clinical trials. If CMS adopts similar coverage restrictions for other classes of FDA-approved drugs for the treatment of Alzheimer’s disease that encompass our product candidates, our ability to commercialize our product candidates, if approved, generate revenue and attain profitability could be negatively impacted. It is unclear how future CMS coverage decisions and policies will impact our business.

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

As of March 31, 2022, our patent portfolio includes one issued U.S. patent, five pending U.S. patent applications, two issued patents in jurisdictions outside of the U.S., nine pending patent applications in jurisdictions outside of the U.S., and three pending international patent applications filed under the Patent Cooperation Treaty. Our owned patent and patent applications have claims directed to our product candidate fosgonimeton as composition of matter and methods of treatment with fosgonimeton, as well as other small molecule therapeutics. The U.S. patent will expire in June 2037, absent any patent term extensions for regulatory delay. Dr. Kawas is an inventor on these company-owned patents. Our patent portfolio also includes eight issued U.S. patents and approximately 13 patents issued and one patent application pending in jurisdictions outside of the U.S. that are exclusively licensed to us by WSU. The in-licensed patent portfolio includes issued U.S. patents that do not directly cover fosgonimeton as a composition of matter or pharmaceutical formulation, but instead cover the active metabolite of fosgonimeton, which is hexanoic-tyrosine-isoleucine-(6)-amino-hexanoic amide (dihexa), and uses of dihexa. Dr. Kawas is an inventor on five of the in-licensed issued U.S. patents.

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

In addition, California has enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions for violations on July 1, 2020. In November 2020, California passed the California Privacy Rights Act (CPRA), which amends and expands the CCPA. While most of the substantive provisions in CPRA will not take effect until 2023 and although the CCPA includes exemptions for certain clinical trial data, the law may increase our compliance costs and potential liability with respect to other personal information we may collect about California consumers. Additionally, other states have proposed or enacted laws addressing privacy and security that impose obligations similar to those of the CCPA. In March 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023; on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023; and in March 2022, Utah enacted the Utah Consumer Privacy Act, or UCPA, which takes effect on December 31, 2023. The CDPA, CPA, and UCPA share similarities with the CCPA, the CPRA, and legislation proposed in other states. The CCPA, CPRA, and other evolving state privacy legislation may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

As described elsewhere in this report in “Part II, Item 1—Legal Proceedings,” we and certain of our executive officers and directors have been named as defendants in class action lawsuits that generally allege that we and certain of our officers and directors violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and omitted material adverse facts regarding the Company’s business. These complaints seek unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees. As of the date of this report, we are unable to predict the outcome of these matters. Although we have insurance, it provides for a substantial retention of liability and is subject to limitations and may not cover a significant portion, or any, of the expenses or liabilities we may incur or be subject to in connection with class action lawsuit or other litigation to which we are party. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation has caused and will continue to cause our management and board of directors to divert time and attention to the litigation and could adversely impact our reputation and further divert management and our board of directors’ attention and resources from other priorities, including the execution of our business plan and strategies that are important to our ability to grow our business and advance our product candidates, any of which could have a material adverse effect on our business. In addition, additional lawsuits may be filed, the conclusion of which in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business.

Actions by an activist stockholder have been disruptive, and the proxy contest being waged by that stockholder could cause uncertainty about the strategic direction of our business.

On February 25, 2022, Mr. Richard A. Kayne announced his intention to nominate himself and one other candidate for election to our board of directors at our 2022 annual meeting of stockholders.

We strive to maintain constructive communications with our stockholders, including Mr. Kayne, and welcome his views and opinions with the goal of enhancing value for all stockholders. However, the proxy contest being waged by Mr. Kayne seeks to replace members of our board of directors and could have an adverse effect on us because:

•
responding to actions by Mr. Kayne (and any other activist stockholder) can disrupt our operations, is costly and time-consuming, and diverts the attention of our board of directors and senior management team from the pursuit of business strategies, each of which could adversely affect our results of operations and financial condition;
•
perceived uncertainties as to our future direction as a result of changes to the composition of our board of directors may lead to the perception of a change in the direction of our business, as well as instability or lack of continuity, all of which may be exploited by our competitors, may result in the loss of potential business opportunities, may cause concern for those enrolling in our clinical trials, and make it more difficult to attract and retain qualified personnel and business partners;
•
Mr. Kayne’s actions, and similar types of actions by other stockholders, may interfere with any efforts that we undertake in the future to raise capital;
•
Mr. Kayne’s actions, and similar types of actions by other stockholders, could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business;
•
if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and to create additional value for our stockholders.

At this time, we cannot be certain if Mr. Kayne’s proxy contest will be successful. Even if Mr. Kayne’s proxy contest is not successful, the increased costs that we must bear and the distraction of our board of directors and senior management could negatively impact our business, although we cannot predict with certainty the extent of such negative impacts.

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

Moreover, as of March 31, 2022, the holders of approximately 3.7 million shares of our common stock are eligible to exercise certain rights, subject to various conditions and limitations, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Our directors, executive officers and significant stockholders own a substantial percentage of our common stock, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, significant holders of our outstanding common stock and their respective affiliates beneficially own a substantial amount of our outstanding common stock as of March 31, 2022. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-39503	3.1	November 12, 2020

3.2	Amended and Restated Bylaws of the Company	10-Q	001-39503	3.2	November 12, 2020

10.1	Outside Director Compensation Policy, as amended	8-K	001-39503	10.2	January 31, 2022

10.2	Amended and Restated Change in Control and Severance Agreement between the Registrant and Mark Litton, Ph.D.	8-K	001-39503	10.1	January 31, 2022

10.3	Change in Control and Severance Agreement between the Registrant and Kevin Church	10-K	001-39503	10.28	March 28, 2022

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Athira Pharma, Inc.

Date: May 12, 2022	By:	/s/ Mark Litton
Mark Litton
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Glenna Mileson
Glenna Mileson
Chief Financial Officer (Principal Financial and Accounting Officer)