Form 10-Q
period 2022-06-30
Athira Pharma, Inc.
filed 2022-08-15
CIK 1620463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, there were 37,817,724 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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
•
Our approach to targeting brain growth factors through the use of small molecules is based on a novel therapeutic approach, which exposes us to unforeseen risks. We have limited data from our Phase 1a/1b and Phase 2 clinical trials to date, and we cannot be certain that future trials will yield data in support of the safety, efficacy, and tolerability of our product candidates.
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
•
The market price of our common stock has been and may continue to be volatile, which could result in substantial losses for investors.
•
We and certain of our directors and executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention.
•
Actions by activist stockholders have in the past been, and may in the future be, disruptive and could cause uncertainty about the strategic direction of our business.

Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Athira Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$95,057	$110,537
Short-term investments	157,347	143,222
Unbilled grant receivable	—	2,336
Prepaid expenses and other current assets	3,456	4,704
Total current assets	255,860	260,799
Restricted cash	210	—
Property and equipment, net	4,294	3,757
Operating lease right-of-use asset	1,648	1,460
Long-term investments	29,844	65,936
Other long-term assets	155	56
Total assets	$292,011	$332,008
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$605	$567
Accrued liabilities	8,780	8,437
Current operating lease liability	307	288
Total current liabilities	9,692	9,292
Operating lease liability, less current portion	1,754	1,632
Total liabilities	11,446	10,924
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 37,817,724 and 37,379,077 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	423,696	417,363
Accumulated other comprehensive loss	(1,925)	(388)
Accumulated deficit	(141,210)	(95,895)
Total stockholders' equity	280,565	321,084
Total liabilities and stockholders' equity	$292,011	$332,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$14,803	$12,024	$29,263	$19,469
General and administrative	8,766	4,613	17,693	7,949
Total operating expenses	23,569	16,637	46,956	27,418
Loss from operations	(23,569)	(16,637)	(46,956)	(27,418)
Grant income	(1,259)	2,589	975	4,420
Other income, net	493	74	666	158
Net loss	$(24,335)	$(13,974)	$(45,315)	$(22,840)
Unrealized (loss) gain on available-for-sale securities	(469)	9	(1,537)	4
Comprehensive loss attributable to common stockholders	$(24,804)	$(13,965)	$(46,852)	$(22,836)
Net loss per share attributable to common stockholders, basic and diluted	$(0.65)	$(0.38)	$(1.20)	$(0.63)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,667,971	37,214,602	37,630,856	36,499,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022 and 2021

(in thousands, except share amounts)

(Unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2021	32,485,784	$3	$315,288	$33	$(41,042)	$274,282
Issuance of common stock upon exercise of common stock options and vesting of restricted stock units	64,527	—	70	—	—	70
Proceeds from follow-on public offering, net of underwriters' discounts and commissions and issuance costs	4,600,000	1	96,761	—	—	96,762
Stock-based compensation	—	—	974	—	—	974
Unrealized loss on available-for-sale securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(8,866)	(8,866)
Balance as of March 31, 2021	37,150,311	$4	$413,093	$28	$(49,908)	$363,217
Issuance of common stock upon exercise of common stock options	85,593	—	119	—	—	119
Issuance of common stock under employee stock purchase plan	15,867	—	229	—	—	229
Stock-based compensation	—	—	1,109	—	—	1,109
Unrealized gain on available-for-sale securities	—	—	—	9	—	9
Net loss	—	—	—	—	(13,974)	(13,974)
Balance as of June 30, 2021	37,251,771	$4	$414,550	$37	$(63,882)	$350,709

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2022	37,379,077	$4	$417,363	$(388)	$(95,895)	$321,084
Issuance of common stock upon exercise of common stock options	244,981	—	210	—	—	210
Stock-based compensation	—	—	2,731	—	—	2,731
Unrealized loss on available-for-sale securities	—	—	—	(1,068)	—	(1,068)
Net loss	—	—	—	—	(20,980)	(20,980)
Balance as of March 31, 2022	37,624,058	$4	$420,304	$(1,456)	$(116,875)	$301,977
Issuance of common stock upon exercise of common stock options and vesting of restricted stock units	163,387	—	83	—	—	83
Issuance of common stock under employee stock purchase plan	30,279	—	214	—	—	214
Stock-based compensation	—	—	3,095	—	—	3,095
Unrealized loss on available-for-sale securities	—	—	—	(469)	—	(469)
Net loss	—	—	—	—	(24,335)	(24,335)
Balance as of June 30, 2022	37,817,724	$4	$423,696	$(1,925)	$(141,210)	$280,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(45,315)	$(22,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,826	2,083
Depreciation expense	375	230
Non-cash lease expense	92	68
Amortization of premiums and accretion of discounts on available-for-sale securities, net	149	226
Changes in operating assets and liabilities:
Unbilled grant receivable	2,336	(1,289)
Prepaid expenses and other current assets	1,149	3,217
Accounts payable and accrued liabilities	365	3,318
Operating lease liability	(139)	365
Net cash used in operating activities	(35,162)	(14,622)
Investing activities
Purchases of available-for-sale securities	(51,670)	(173,563)
Maturities of available-for-sale securities	71,951	152,740
Proceeds from sales of available-for-sale securities	—	9,988
Purchases of property and equipment	(896)	(418)
Net cash provided by (used in) investing activities	19,385	(11,253)
Financing activities
Proceeds from exercise of common stock options	507	189
Proceeds from public offering, net of issuance costs	—	96,762
Net cash provided by financing activities	507	96,951
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,270)	71,076
Cash, cash equivalents and restricted cash, beginning of period	110,537	60,625
Cash, cash equivalents and restricted cash, end of period	$95,267	$131,701
Supplemental disclosures of cash flow information:
Right-of-use asset obtained in exchange for new operating lease liability	$—	$680

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

Liquidity and Capital Resources

Since the Company’s inception, it has funded its operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From the Company’s inception through June 30, 2022, it has raised aggregate net cash proceeds of $407.4 million primarily from the issuance of its common stock, convertible preferred stock, common stock warrants, and convertible notes. As of June 30, 2022, the Company had $282.2 million in cash, cash equivalents and investments and had not generated positive cash flows from operations. Since the Company’s inception, it has devoted substantially all of its resources to its research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Based upon the Company’s current operating plan, it estimates that its $282.2 million of cash, cash equivalents and investments at June 30, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the 12 months following the date of this report.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated balance sheet as of June 30, 2022, and condensed consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the three and six months ended June 30, 2022 and 2021, are unaudited. The balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2021. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2022, and the condensed consolidated results of its operations and its cash flows for the three and six months ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021 are also unaudited. The condensed consolidated results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other period. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021 included in its Annual Report on Form 10-K filed with the SEC on March 28, 2022.

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

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$95,057	$110,537
Restricted cash	210	—
Cash, cash equivalents and restricted cash	$95,267	$110,537

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

During the three months ended June 30, 2022, the Company reversed $1.3 million of grant income previously recorded in the three months ended March 31, 2022 as the Company must obtain additional approvals from the NIH to carryover unused budgets to the second and final years of the grants. There can be no guarantees such approvals will be made and income will be recognized when and if approvals are granted. During the three months ended June 30, 2021, the Company recognized grant income of $2.6 million. During the six months ended June 30, 2022 and 2021, the Company recognized grant income of $1.0 million and $4.4 million, respectively, in connection with the NIH grant. As of June 30, 2022, the Company received cash in excess of amounts reimbursable of $1.3 million, which is included in accrued liabilities on the condensed consolidated balance sheets. Such amounts require additional approval from the NIH to be recognized as grant income in the future. If approval is not granted, such amounts must be returned to the NIH. If approval is granted, such amounts will be recognized in future periods. As of December 31, 2021, the Company incurred qualifying expenses in excess of cash received of $2.3 million, which is included in unbilled grant receivable on the condensed consolidated balance sheets. The Company received cash of $2.3 million and $4.6 million related to the NIH grant during the three and six months ended June 30, 2022, respectively.

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

The following tables reflect the Company’s financial asset balances measured on a recurring basis (in thousands):

	June 30, 2022
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$9	$—	$—	$9
Commercial paper	2	79,191	—	(13)	79,178
Total cash equivalents		$79,200	$—	$(13)	$79,187
Short-term investments:
Commercial paper	2	48,682	—	(186)	48,496
U.S. government debt, municipal bonds, and agency securities	2	101,564	—	(1,405)	100,159
Corporate bonds	2	8,756	—	(64)	8,692
Total short-term investments		$159,002	$—	$(1,655)	$157,347
Long-term investments:
Corporate bonds	2	1,503	—	(47)	1,456
U.S. government debt and agency securities	2	28,598	12	(222)	28,388
Total long-term investments		$30,101	$12	$(269)	$29,844

	December 31, 2021
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$57	$—	$—	$57
Commercial paper	2	96,120	—	(5)	96,115
Total cash equivalents		$96,177	$—	$(5)	$96,172
Short-term investments:
Commercial paper	2	74,170	—	(35)	74,135
U.S. government debt, municipal bonds, and agency securities	2	62,149	2	(59)	62,092
Corporate bonds	2	7,004	—	(9)	6,995
Total short-term investments		$143,323	$2	$(103)	$143,222
Long-term investments:
Corporate bonds	2	3,307	—	(20)	3,287
U.S. government debt and agency securities	2	62,911	—	(262)	62,649
Total long-term investments		$66,218	$—	$(282)	$65,936

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

4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Lab equipment	$331	$268
Office furniture, fixtures, and computer equipment	623	325
Leasehold improvement	4,238	2,563
Construction in progress	—	1,124
Property and equipment, at cost	5,192	4,280
Less: accumulated depreciation	(898)	(523)
Property and equipment, net	$4,294	$3,757

Depreciation expense was $221,000 and $375,000 for the three and six months ended June 30, 2022, respectively. Depreciation expense was $118,000 and $230,000 for the three and six months ended June 30, 2021, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Research and development expenses	$5,098	$5,723
Employee compensation and benefits	1,759	1,907
Professional services and other	1,923	807
Total accrued liabilities	$8,780	$8,437

6. Other Income, Net

Other income, net consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest and other income	$493	$74	$668	$158
Other expense	—	—	(2)	—
Total other income, net	$493	$74	$666	$158

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

To keep in good standing, the agreement requires the Company to meet certain development milestones and pay annual maintenance fees. All contractual requirements have been met as of June 30, 2022.

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

Under the terms of the agreement, the Company will pay a royalty in the mid-single digits of net sales, with the first $100,000 of net sales being exempt from royalty payment, and annual minimum royalty payments of $25,000 beginning after the first commercial sale of a licensed product. As of June 30, 2022, no sales of any licensed products had occurred and the Company had not incurred a royalty obligation under this agreement.

Additionally, the agreement allows the Company to sublicense the rights conveyed by the agreement, subject to additional payments to WSU based upon the sublicense consideration received in such event. Such amounts are dependent on the terms of the underlying sublicense and range from the mid-single digits to mid-teens of any non-sales based payments received, and low twenties of net sales based sublicense royalties. As of June 30, 2022, the Company has not entered into or incurred any liability from a sublicense agreement.

8. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is subject to various legal proceedings or claims that arise in the ordinary course of business. The Company accrues a liability when the Company's management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, and as of June 30, 2022, the Company has not recorded any such liabilities. The following is a brief description of the more significant legal proceedings.

Securities Class Actions

On June 25, 2021, plaintiffs Fan Wang and Hang Gao filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against the Company and the Company’s former Chief Executive Officer Dr. Leen Kawas, captioned Wang v. Athira Pharma, Inc., et al., No. 2:21-cv-00861. Plaintiffs Wang and Gao assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 ("Exchange Act") and SEC Rule 10b-5, alleging that the defendants made materially false and misleading statements and omitted material adverse facts regarding the Company’s business. Specifically, the Wang plaintiffs allege that the Company failed to disclose to investors that certain research conducted by Dr. Kawas was allegedly tainted by scientific misconduct during her doctoral work at WSU, including the manipulation of data, and that as a result, the defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading. The Wang plaintiffs seek unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees.

That same day, on June 25, 2021, plaintiff Harshdeep Jawandha filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against the Company, Dr. Kawas, the Company’s Chief Financial Officer, certain members of the Company’s board of directors at the time of the Company’s IPO, as well as the IPO underwriters, captioned Jawandha v. Athira Pharma, Inc., et al., No. 2:21-cv-00862. The Jawandha complaint asserts violations of Sections 11 and 15 of the Securities Act of 1933 ("Securities Act"), alleging that that the Company’s IPO registration statement was materially false and misleading because it omitted to state that certain of Dr. Kawas’s published doctoral research papers at WSU contained allegedly improperly altered images, that the research was allegedly foundational to the Company’s efforts to develop treatments for Alzheimer’s disease, and that the defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading. The plaintiff seeks unspecified compensatory damages, and reasonable costs and expenses, including attorneys’ fees.

Also on June 25, 2021, plaintiffs Timothy Slyne and Tai Slyne filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against the Company, Dr. Kawas, the Company’s Chief Financial Officer, and the same members of the Company’s board of directors and underwriters as in the Jawandha complaint, captioned Slyne v. Athira Pharma, Inc. et al., No. 2:21-cv-00864. The Slyne complaint asserts violations of Sections 11 and 15 of the Securities Act, alleging that purported issues with Dr. Kawas’s doctoral research at WSU should have been disclosed in the Company’s IPO registration statement. The Slyne plaintiffs seek unspecified compensatory damages, reasonable costs and expenses, including attorneys’ fees, and injunctive and other equitable relief.

On August 9, 2021, the court issued an order consolidating the three cases. On October 5, 2021, the district court issued an order appointing lead plaintiffs and approved their selection of lead and liaison counsel.

On January 7, 2022, lead plaintiffs filed a consolidated amended complaint, which asserts violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 and Sections 11, 12, and 15 of the Securities Act. The consolidated amended complaint is brought against the Company, Dr. Kawas, the Company’s chief financial officer, certain members of the Company's board of directors at the time of the Company's IPO and secondary public offering (SPO), and the IPO and SPO underwriters. As with the previous complaints, it is based on allegations that the IPO and SPO registration statements and/or other public statements were materially false and misleading because they omitted to state that certain of Dr. Kawas’s published doctoral research papers at WSU contained allegedly improperly altered images. Lead plaintiffs seek unspecified compensatory damages, as well as equitable and injunctive relief on behalf of themselves and the purported class. On March 8, 2022, the defendants filed a motion to dismiss lead plaintiffs’ consolidated amended complaint for failure to state a claim under the federal securities laws. On July 29, 2022, the court issued an order granting in part and denying in part the motion to dismiss. The order dismissed the Section 10(b) and Section 20(a) claims arising under the Exchange Act, dismissed the Section 11 claim arising under the Securities Act as to all defendants other than the Company and Dr. Kawas, dismissed the Section 12(a)(2) claim arising under the Securities Act as to the lead plaintiffs, and dismissed the Section 15 claim arising under the Securities Act against all defendants other than Dr. Kawas. Lead plaintiffs have until August 19, 2022 to file a second consolidated amended complaint. If lead plaintiffs do not file a second consolidated amended complaint, the parties are required to file a joint status report by September 15, 2022.

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

On May 26, 2022, the court issued an order consolidating the cases and staying them until further order of the court.

The Company cannot predict the outcome of these suits, and failure by the Company to obtain a favorable resolution of these suits could have a material adverse effect on its business, results of operations and financial condition. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated and as such the Company has not recorded a liability as of June 30, 2022.

Operating Leases

The Company has operating leases for laboratory and office facilities in Bothell, Washington that expire in August 2027. The initial terms of the leases range from 6.3 to 7 years and the Company has options to extend the leases for an additional five years that it is not reasonably certain to exercise. As of June 30, 2022, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

June 30, 2022
Remaining 2022	$228
2023	466
2024	480
2025	494
Thereafter	856
Total undiscounted lease payments	2,524
Present value adjustment for minimum lease commitments	(463)
Net lease liability	$2,061

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

June 30, 2022
Weighted average remaining lease term (years)	5.2
Weighted average discount rate	8.1%

Operating lease expense and variable lease expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense	$88	$85	$177	$146
Variable lease expense	41	20	85	40

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

The Company has reserved the following shares of common stock for future issuance, on an as-converted basis, as follows:

	June 30,	December 31,
	2022	2021
Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	4,078,842	2,632,396
Shares available for future grant under the 2020 Equity Incentive Plan	4,456,454	4,442,315
Shares available for future grant under the Employee Stock Purchase Plan	964,722	621,211
Total	9,500,018	7,695,922

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

Effective January 1, 2021, the Company’s 2020 Plan and ESPP reserves increased by 1,624,259 shares and 324,851 shares, respectively.

Effective January 1, 2022, the Company’s 2020 Plan and ESPP reserves increased by 1,868,953 shares and 373,790 shares, respectively.

10. Stock-based Compensation

Stock‑based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$971	$285	$1,756	$545
General and administrative	2,124	824	4,070	1,538
Total stock-based compensation expense	$3,095	$1,109	$5,826	$2,083

Valuation Assumptions

The fair value of stock options was determined using the Black-Scholes option-pricing model and the assumptions below. Each of these inputs is subjective and generally required significant judgment.

•
Fair Value of Common Stock—The fair value of each share of common stock is based on the closing price of the Company’s common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market.
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

The fair value of each stock option was estimated using the Black‑Scholes option‑pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	2.00%	0.80%
Expected volatility	92.78%	89.34%
Expected term (in years)	6.01	6.10
Expected dividend yield	—	—

The grant date fair value of restricted stock units is based upon the fair market value of the Company’s common stock based on its closing price as reported on the date of grant on the Nasdaq Global Select Market.

The fair value of options granted during the six months ended June 30, 2022 and 2021 was $15.7 million and $10.2 million, respectively. The fair value of restricted stock units granted during the six months ended June 30, 2022 and 2021 was $129,000 and $67,000, respectively.

Stock Option Activity

Changes in shares available for grant under the 2020 Plan during the six months ended June 30, 2022 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2021	4,442,315
2020 Plan reserve increase on January 1, 2022	1,868,953
Options and restricted stock units granted	(1,998,047)
Options and restricted stock units forfeited, cancelled, or expired	143,233
Shares available for grant at June 30, 2022	4,456,454

A summary of stock option activity under the 2020 Plan for the six months ended June 30, 2022 was as follows:

	Shares	Weighted- Average Exercise price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	2,270,896	$12.76	7.22	$8,306
Granted	1,985,797	10.43
Exercised	(288,457)	1.02
Forfeited/expired	(129,233)	17.26
Balance at June 30, 2022	3,839,003	$12.28	8.82	$793
Expected to vest	2,957,147	$12.54	9.20	$204
Options exercisable	881,856	$11.42	7.57	$589

The total fair value of options granted that vested during the six months ended June 30, 2022 and 2021 was $4.3 million and $297,000, respectively.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock underlying all options that were in-the-money at June 30, 2022. The aggregate intrinsic value of options exercised was $3.0 million and $1.3 million during the six months ended June 30, 2022 and 2021, respectively, determined as of the date of option exercise. As of June 30, 2022, there was $22.1 million of total unrecognized compensation cost related to unvested stock options. The Company expects to recognize this cost over a remaining weighted-average period of 3.1 years. The Company utilizes newly issued shares to satisfy option exercises.

Stock options outstanding and exercisable under the 2020 Plan consisted of the following at June 30, 2022:

Exercise Price ($)	Shares Outstanding	Shares Exercisable
0.16 to 1.35	399,762	279,963
8.93 to 19.94	3,061,320	499,390
20.55 to 29.41	377,921	102,503
Total	3,839,003	881,856

Restricted Stock Unit Activity

A summary of RSU activity for the six months ended June 30, 2022 is as follows:

	Share Equivalent	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2021	361,500	$15.32
Granted	12,250	10.54
Cancelled	(14,000)	15.34
Vested	(119,911)	15.15
Non-vested at June 30, 2022	239,839	$15.15

The RSUs will vest upon achievement of certain clinical development milestones, subject to continued service to the Company during the vesting period. In June 2022, 119,911 RSUs vested in connection with the public readout of topline data from the Company's Phase 2 ACT-AD clinical trial. As of June 30, 2022, there was $2.4 million of total unrecognized compensation cost related to unvested stock options. The Company expects to recognize this cost over a remaining weighted-average period of 1.3 years.

11. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2022	2021
Non-vested Restricted Stock Awards	—	4,204
Non-vested Restricted Stock Units	239,839	1,576
Stock options to purchase common stock	3,839,003	2,482,702
Employee stock purchase plan	4,836	964
Total	4,083,678	2,489,446

12. Immaterial Error Correction (Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this report and with our audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 28, 2022.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target”, “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements about:

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
•
the actions by activist stockholders, which have in the past been, and may in the future be, disruptive and could cause uncertainty about the strategic direction of our business;
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

Our lead candidate, fosgonimeton (“ATH-1017”), is a subcutaneously administered, BBB-penetrating, small molecule HGF/MET positive modulator. Nonclinical studies and Phase 1 clinical trials with fosgonimeton demonstrated improvements in brain network activity indicating potentially positive effects on brain function. In these early Phase 1 trials, multiple dosing of AD subjects with fosgonimeton showed a positive correlation with Event Related Potential (“ERP”) P300 latency. ERP P300 latency is a functional measure that can be highly correlated with cognition; however, we have not yet established a connection between ERP P300 latency results and improved cognition in our studies. The effects of fosgonimeton in its primary target indication, Alzheimer’s disease (“AD”) are being evaluated in two clinical trials:

•
ACT-AD, a randomized, double-blind, placebo-controlled, parallel-group 26-week proof-of-concept Phase 2 clinical trial in mild-to-moderate AD, with ERP P300 latency as the primary endpoint. Initiated in November 2020, the trial was designed to better characterize the overall effects of fosgonimeton on working memory processing speed and cognitive measures. Topline results for this proof-of-concept Phase 2 ACT-AD trial were announced in June 2022, and the primary endpoint was not met by protocoled analysis. However, a pre-specified subgroup analysis indicated a potential diminished effect of fosgonimeton when given in combination with add-on standard-of-care acetylcholinesterase inhibitors (AChEIs, e.g., donepezil). A subsequent post hoc analysis of the data from patients on fosgonimeton monotherapy showed a meaningful, but not statistically significant, improvement in both ERP P300 latency (-28 milliseconds) and cognitive performance (ADAS-Cog11: -3.3 points) compared to placebo at 26 weeks. Although post-hoc analyses cannot be used to establish efficacy, these analyses can be helpful in informing the design of current and future clinical studies. In addition, while also not statistically significant, the data from the protocoled study population and analysis method showed a numerical improvement in the functional measure of ADCS-ADL23, a protocoled secondary endpoint which evaluates improvements in patients’ activities of daily living as assessed by their caregivers compared to placebo at 26 weeks (+2.12 points). A pre-specified subgroup analysis of plasma biomarker data showed a statistically significant reduction in neurofilament light chain (NfL), a validated biomarker of neurodegeneration, in subjects treated with fosgonimeton monotherapy compared to placebo at 26 weeks (difference of 6.89 pg/ml (p=0.018)), and showed a numerical, but not statistically significant, improvement in all fosgonimeton treated patients compared with placebo at 26 weeks (difference of 1.67 pg/ml), regardless of background therapy. Fosgonimeton was generally well tolerated in the ACT-AD study, with a favorable safety profile, and there were no treatment related serious adverse events or deaths observed.
•
LIFT-AD, a randomized, double-blind, placebo-controlled, parallel-group 26-week Phase 3 clinical trial with fosgonimeton for the treatment of mild-to-moderate AD. In September 2020, we began site initiation and patient screening for LIFT-AD. The primary endpoint for the Phase 3 LIFT-AD trial will be measured by the Global Statistical Test, which is a mathematical algorithm that combines the scores from cognition (Alzheimer's Disease Assessment Scale-Cognitive Subscale or ADAS-Cog11), and either global impression of change (Alzheimer's Disease Cooperative Study-Clinical Global Impression of Change or ADCS-CGIC), or function (Alzheimer’s Disease Cooperative Study-Activities of Daily Living or ADCS-ADL23). We are continuing to evaluate how the topline results from the ACT-AD trial may potentially inform the optimization of the ongoing LIFT-AD trial.

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

To date, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock in our IPO and in a subsequent follow-on public offering, the sale and issuance of convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From inception to June 30, 2022, we have raised aggregate net cash proceeds of approximately $407.4 million primarily from the issuance of our common stock, convertible preferred stock, common stock warrants, and convertible notes. We have incurred significant operating losses to date. Our net losses were $45.3 million and $22.8 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $141.2 million and cash, cash equivalents and investments of $282.2 million.

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

As of the date of this report, we cannot reasonably determine the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. Product candidates in later stages of development generally have higher development costs than those in earlier stages. We expect that our research and development expenses will increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, as our product candidates advance into later stages of development, as we begin to conduct larger clinical trials, as we seek regulatory approvals for any product candidates that successfully complete clinical trials, as we expand our product pipeline, as we maintain, expand, protect and enforce our intellectual property portfolio, and as we incur expenses associated with hiring additional personnel to support our research and development efforts. In particular, we have seen, and expect to continue to see, our research and development expenses increase substantially as we conduct our clinical trials for fosgonimeton, including open-label extensions for those trials. Additionally, we may experience an overall increase in research and development expenses as a result of inflation.

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

We expect that our general and administrative expenses will increase substantially for the foreseeable future as we increase our headcount to support our continued research activities and development of our programs. We also anticipate that we will incur substantially increased expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities, and other administrative and professional services. We expect continued legal expenses related to our ongoing class action litigation. We also expect to continue to increase the size of our administrative function to support the growth of our business. Additionally, we may experience an overall increase in general and administrative expenses as a result of inflation.

Grant Income

Grant income consists of income related to the NIH grant and is recognized as qualifying expenses under the grant agreement are incurred. Under the terms of the agreement, we may receive approximately $7.8 million, with the potential for an additional $7.4 million, up to an aggregate of $15.2 million. As of June 30, 2022, we recognized aggregate grant income of $10.8 million in connection with the NIH grant. During the three months ended June 30, 2022, we reversed $1.3 million of grant income previously recorded in the three months ended March 31, 2022 as we must obtain additional approvals from the NIH to carryover unused budgets to the second and final years of the grants. There can be no guarantees such approvals will be made and income will be recognized when and if approvals are granted.

Other Income, Net

Other income, net consists primarily of interest earned on our cash, cash equivalents and investments. Absent further fundraising, we expect interest earned on our cash, cash equivalents and investments to decrease over the long term as we continue to expend our cash balances to fund our ongoing operations.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,
			Dollar	%
	2022	2021	Change	Change
	(in thousands)
Operating expenses:
Research and development	$14,803	$12,024	$2,779	23%
General and administrative	8,766	4,613	4,153	90
Total operating expenses	23,569	16,637	6,932	42
Loss from operations	(23,569)	(16,637)	(6,932)	42
Grant income	(1,259)	2,589	(3,848)	(149)
Other income, net	493	74	419	566
Net loss	$(24,335)	$(13,974)	$(10,361)	74

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended June 30,
			Dollar	%
	2022	2021	Change	Change
	(in thousands)
Direct costs:
Fosgonimeton (ATH-1017)	$9,406	$10,150	$(744)	(7)%
ATH-1020	647	—	647	*
Preclinical programs and other direct costs	1,264	572	692	121
Total direct costs	11,317	10,722	595	6
Indirect costs:
Personnel-related costs, including stock- based compensation	3,114	1,114	2,000	180
Facilities and other costs	372	188	184	98
Total research and development expenses	$14,803	$12,024	$2,779	23

* Not meaningful

Research and development expenses increased by $2.8 million, from $12.0 million for the three months ended June 30, 2021 to $14.8 million for the three months ended June 30, 2022. The increase was driven primarily by an increase in personnel-related costs of $2.0 million due to an increase in headcount and stock-based compensation expense in connection with current period equity grants to new hires and existing employees, an increase in preclinical research and development expenses of $0.7 million, and $0.6 million of expense associated with our ATH-1020 Phase 1 clinical trial, which commenced in the first quarter of 2022. These increases were partially offset by a decrease in expenses for fosgonimeton of $0.7 million following the completion of our ACT-AD Phase 2 clinical trial.

General and Administrative Expenses

General and administrative expenses increased by $4.2 million, from $4.6 million for the three months ended June 30, 2021 to $8.8 million for the three months ended June 30, 2022. The increase was primarily due to an increase in personnel-related costs of $1.9 million, due primarily to increases in headcount to support our continued growth and in stock-based compensation expense in connection with current period equity grants to new hires and existing employees, an increase in legal costs of $1.1 million, which includes costs related to our ongoing legal proceedings and the proxy contest in connection with our 2022 annual stockholders meeting, an increase in business development expenses of $0.5 million, and to lesser extents, increases in insurance and facilities costs.

Grant Income

Grant income was $2.6 million for the three months ended June 30, 2021. During the three months ended June 30, 2022, we reversed $1.3 million of grant income previously recorded in the three months ended March 31, 2022 as we must obtain additional approvals from the NIH to carryover unused budgets to the second and final years of the grants. There can be no guarantees such approvals will be made and income will be recognized when and if approvals are granted.

Other Income, Net

Other income, net, increased by $0.4 million, from $0.1 million for the three months ended June 30, 2021 to $0.5 million for the three months ended June 30, 2022 due to higher interest income earned on our available-for-sale securities resulting from rising interest rates on debt securities.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,
			Dollar	%
	2022	2021	Change	Change
	(in thousands)
Operating expenses:
Research and development	$29,263	$19,469	$9,794	50%
General and administrative	17,693	7,949	9,744	123
Total operating expenses	46,956	27,418	19,538	71
Loss from operations	(46,956)	(27,418)	(19,538)	71
Grant income	975	4,420	(3,445)	(78)
Other income, net	666	158	508	322
Net loss	$(45,315)	$(22,840)	$(22,475)	98

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Six Months Ended June 30,
			Dollar	%
	2022	2021	Change	Change
	(in thousands)
Direct costs:
Fosgonimeton (ATH-1017)	$19,592	$16,338	$3,254	20%
ATH-1020	1,019	—	1,019	*
Preclinical programs and other direct costs	2,124	884	1,240	140
Total direct costs	22,735	17,222	5,513	32
Indirect costs:
Personnel-related costs, including stock- based compensation	5,800	1,966	3,834	195
Facilities and other costs	728	281	447	159
Total research and development expenses	$29,263	$19,469	$9,794	50

* Not meaningful

Research and development expenses increased by $9.8 million, from $19.5 million for the six months ended June 30, 2021 to $29.3 million for the six months ended June 30, 2022. The increase was driven primarily by an increase in expenses for fosgonimeton of $3.3 million related to continued patient enrollment and clinical site visit activity for our Phase 2 and Phase 3 clinical trials and the corresponding open-label extension for our Phase 2 and Phase 3 clinical trials, an increase in personnel-related costs of $3.8 million due to an increase in headcount and stock-based compensation expense in connection with current period equity grants to new hires and existing employees, an increase in preclinical research and development expenses of $1.2 million, and $1.0 million of expense associated with our ATH-1020 Phase 1 clinical trial, which commenced in the first quarter of 2022.

General and Administrative Expenses

General and administrative expenses increased by $9.8 million, from $7.9 million for the six months ended June 30, 2021 to $17.7 million for the six months ended June 30, 2022. The increase was primarily due to an increase in personnel-related costs of $4.2 million, due primarily to increases in headcount to support our continued growth and in stock-based compensation expense in connection with current period equity grants to new hires and existing employees, an increase in legal costs of $2.9 million, which includes costs related to our ongoing legal proceedings and the proxy contest in connection with our 2022 annual stockholders meeting, an increase in business development expenses of $0.9 million, an increase in professional services expenses of $0.8 million, and to lesser extents, increases in insurance and facilities costs.

Grant Income

Grant income decreased by $3.4 million, from $4.4 million for the six months ended June 30, 2021 to $1.0 million for the six months ended June 30, 2022. The decrease was driven by a reversal of $1.3 million of grant income previously recorded in the three months ended March 31, 2022 as we must obtain additional approvals from the NIH to carryover unused budgets to the second and final years of the grants, and no additional grant income recognized during the three months ended June 30, 2022. There can be no guarantees such approvals will be made and income will be recognized when and if approvals are granted.

Other Income, Net

Other income, net, increased by $0.5 million, from $0.2 million for the six months ended June 30, 2021 to $0.7 million for the six months ended June 30, 2022 due to higher interest income earned on our available-for-sale securities resulting from rising interest rates on debt securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From our inception through June 30, 2022, we have raised aggregate net cash proceeds of $407.4 million primarily from the issuance of our common stock, convertible preferred stock, common stock warrants, and convertible notes.

Recent sales of our common stock were as follows.

	Common		Net
	Shares	Price	Proceeds
	Issued	Per Share	(in millions)
September 2020 IPO	12,000,000	$17.00	$186.4
October 2020 overallotment exercise	1,397,712	17.00	22.1
January 2021 follow-on public offering	4,000,000	22.50	84.1
February 2021 overallotment exercise	600,000	22.50	12.7
Total	17,997,712		$305.3

As of June 30, 2022, we had $282.2 million in cash, cash equivalents and investments and have not generated positive cash flows from operations. Since our inception, we have devoted substantially all of our resources to our research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Material Cash and Future Funding Requirements

Our material cash requirements include our operating leases for laboratory and office facilities. As of June 30, 2022, we had lease payment obligations of $2.5 million, with $0.5 million payable within 12 months. For additional information regarding our lease commitments, see Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this report. We are contingently committed to $0.9 million of potential future research and development milestone payments, in addition to sales-based payments and royalties, under our license agreement with WSU. Payments generally are due and payable only upon achievement of certain developmental, regulatory, and sales milestones for which the specific timing cannot be predicted. Refer to Note 7 to our unaudited condensed consolidated financial statements for additional information regarding the WSU license agreement. Additionally, we have purchase obligations and open purchase orders that support normal operations and are primarily due in the next 12 months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions. We also anticipate that our research and development expenses and our general and administrative expenses will increase over at least the near-term as we advance our clinical development and our product candidates through clinical trials, increase our headcount to support our operations, and incur legal and other professional expenses related to our ongoing class action litigation. We cannot predict with certainty the amount and timing of these increased expenses.

Based upon our current operating plan, we estimate that our $282.2 million of cash, cash equivalents and investments at June 30, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report. We will need to raise substantial additional capital to fund the development of our product candidates. Until such time as we can generate significant revenue from product sales, we expect to finance our operations through the sale of equity securities, debt financings, or other capital, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and otherwise. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

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
•
the costs associated with expanding our laboratory and office facilities; and
•
the extent to which we acquire or in-license other companies’ product candidates and technologies or engage in other strategic transactions.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(35,162)	$(14,622)
Investing activities	19,385	(11,253)
Financing activities	507	96,951
Net (decrease) increase in cash, cash equivalents and restricted cash	$(15,270)	$71,076

Operating Activities

During the six months ended June 30, 2022, net cash used in operating activities was $35.2 million. This consisted primarily of a net loss of $45.3 million, partially offset by non-cash charges of $6.4 million and a decrease in our net operating assets of $3.7 million. The non-cash charges primarily consisted of stock-based compensation expense, depreciation expense, and amortization of premiums and accretion of discounts on available-for-sale securities. The decrease in our net operating assets was primarily due to a decrease in prepaid expenses and other current assets, a decrease in unbilled grant receivable, and an increase in accounts payable and accrued expenses.

During the six months ended June 30, 2021, net cash used in operating activities was $14.6 million. This consisted primarily of a net loss of $22.8 million, partially offset by non-cash charges of $2.5 million and a decrease in our net operating assets of $5.7 million. The non-cash charges primarily consisted of stock-based compensation expense, depreciation expense, and amortization of premiums and accretion of discounts on available-for-sale securities. The decrease in our net operating assets was primarily due to a decrease in prepaid expenses and other current assets, and an increase in accounts payable and accrued expenses, partially offset by an increase in unbilled grant receivable.

Investing Activities

During the six months ended June 30, 2022, net cash provided by investing was $19.4 million. This consisted of maturities of available-for-sale securities, partially offset by purchases of available-for-sale securities and property and equipment.

During the six months ended June 30, 2021, net cash used in investing was $11.3 million. This consisted of purchases of available-for-sale securities and property and equipment, partially offset by maturities and proceeds from sales of available-for-sale securities.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $0.5 million, consisting of proceeds received from exercises of stock options.

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

During the six months ended June 30, 2022, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 28, 2022 and Note 2 to our unaudited condensed consolidated financial statements included in “Part I, Item 1—Financial Statements (Unaudited)” of this report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. The following is a brief description of the more significant legal proceedings.

Securities Class Actions

On June 25, 2021, plaintiffs Fan Wang and Hang Gao filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against us and our former Chief Executive Officer, Dr. Leen Kawas, captioned Wang v. Athira Pharma, Inc., et al., No. 2:21-cv-00861. Plaintiffs Wang and Gao assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act ("Exchange Act") and SEC Rule 10b-5, alleging that the defendants made materially false and misleading statements and omitted material adverse facts regarding our business. Specifically, the Wang plaintiffs allege that we failed to disclose to investors that certain research conducted by Dr. Kawas was allegedly tainted by scientific misconduct during her doctoral work at Washington State University, or WSU, including the manipulation of data, and that as a result, the defendants’ positive statements about our business, operations, and prospects were materially misleading. The Wang plaintiffs seek unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees.

That same day, on June 25, 2021, plaintiff Harshdeep Jawandha filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against us, Dr. Kawas, the Company’s Chief Financial Officer, certain members of our board of directors at the time of our IPO, as well as the IPO underwriters, captioned Jawandha v. Athira Pharma, Inc., et al., No. 2:21-cv-00862. The Jawandha complaint asserts violations of Sections 11 and 15 of the Securities Act ("Securities Act"), alleging that that our IPO registration statement was materially false and misleading because it omitted to state that certain of Dr. Kawas’s published doctoral research papers at WSU contained allegedly improperly altered images, that the research was allegedly foundational to Athira’s efforts to develop treatments for Alzheimer’s, that, as a result, and that the defendants’ positive statements about our business, operations, and prospects were materially misleading. The plaintiff seeks unspecified compensatory damages, and reasonable costs and expenses, including attorneys’ fees.

Also on June 25, 2021, plaintiffs Timothy Slyne and Tai Slyne filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against us, Dr. Kawas, our Chief Financial Officer, and the same members of our board of directors and underwriters as in the Jawandha complaint, captioned Slyne v. Athira Pharma, Inc. et al., No. 2:21-cv-00864. The Slyne complaint asserts violations of Sections 11 and 15 of the Securities Act, alleging that purported issues with Dr. Kawas’s doctoral research at WSU should have been disclosed in our IPO registration statement. The Slyne plaintiffs seek unspecified compensatory damages, reasonable costs and expenses, including attorneys’ fees, and injunctive and other equitable relief.

On August 9, 2021, the court issued an order consolidating the three cases. On October 5, 2021, the district court issued an order appointing lead plaintiffs and approved their selection of lead and liaison counsel.

On January 7, 2022, lead plaintiffs filed a consolidated amended complaint, which asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 and Sections 11, 12, and 15 of the Securities Act. The consolidated amended complaint is brought against us, Dr. Kawas, our chief financial officer, certain members of our board of directors at the time of our IPO and secondary public offering (SPO), and the IPO and SPO underwriters. As with the previous complaints, it is based on allegations that the IPO and SPO registration statements and/or other public statements were materially false and misleading because they omitted to state that certain of Dr. Kawas’s published doctoral research papers at WSU contained allegedly improperly altered images. Lead plaintiffs seek unspecified compensatory damages, as well as equitable and injunctive relief on behalf of themselves and the purported class. On March 8, 2022, the defendants filed a motion to dismiss lead plaintiffs’ consolidated amended complaint for failure to state a claim under the federal securities laws. On July 29, 2022, the court issued an order granting in part and denying in part the motion to dismiss. The order dismissed the Section 10(b) and Section 20(a) claims arising under the Exchange Act, dismissed the Section 11 claim arising under the Securities Act as to all defendants other than the Company and Dr. Kawas, dismissed the Section 12(a)(2) claim arising under the Securities Act as to the lead plaintiffs, and dismissed the Section 15 claim arising under the Securities Act against all defendants other than Dr. Kawas. Lead plaintiffs may file a second consolidated amended complaint by August 19, 2022. If lead plaintiffs do not file a second consolidated amended complaint, the parties are required to file a joint status report by September 15, 2022.

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

On May 26, 2022, the court issued an order consolidating the cases and staying them until further order of the court.

We cannot predict the outcome of these suits. Failure by us to obtain a favorable resolution of these suits could have a material adverse effect on our business, results of operations and financial condition.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, in addition to the other information contained in this report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and our unaudited condensed consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

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

We are developing fosgonimeton as a small molecule aimed at restoring neuronal health. We have not received regulatory approval for fosgonimeton and cannot be certain that our approach will lead to the development of an approvable or marketable product, alone or in combination with other therapies. The primary endpoint of the ACT-AD trial was not met by protocoled analysis. We are continuing to evaluate how the topline results from the ACT-AD trial may potentially inform the optimization of the ongoing LIFT-AD trial but we may not succeed in demonstrating safety and efficacy of fosgonimeton in our LIFT-AD trial or in other clinical trials.

Advancing fosgonimeton as a small molecule aimed at restoring neuronal health creates significant challenges for us, including:

•
obtaining marketing approval;
•
if fosgonimeton is approved, educating medical personnel regarding the potential efficacy and safety benefits, as well as the challenges, of incorporating fosgonimeton into existing treatment regimens, including in combination with other treatments for AD or as a monotherapy; and
•
establishing the sales and marketing capabilities upon obtaining any marketing approvals to gain market acceptance.

Our prospects are highly dependent on the successful development of fosgonimeton. If we do not demonstrate the safety and efficacy of fosgonimeton in our LIFT-AD trial, we may explore strategic alternatives to maximize stockholder value, which could involve, without limitation, exploring the potential for a possible merger, business combination, investment, a purchase, license or other acquisition of assets or return of capital to stockholders.

Our approach to targeting brain growth factors through the use of small molecules is based on a novel therapeutic approach, which exposes us to unforeseen risks. We have limited data from our Phase 1a/1b and Phase 2 clinical trials to date, and we cannot be certain that future trials will yield data in support of the safety, efficacy and tolerability of our product candidates.

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

Based on the results of our nonclinical and clinical studies to date, we believe fosgonimeton has the potential to rapidly improve cognition and durably restore the lives of patients suffering from AD. However, these ideas and this approach are novel, and we currently have limited data based on our Phase 1a/b and Phase 2 clinical trials to date. We announced topline results from our Phase 2 ACT-AD clinical trial in June 2022. The primary endpoint was not met by protocoled analysis; however, a pre-specified subgroup analysis indicated a potential diminished effect of fosgonimeton when given in combination with add-on standard-of-care acetylcholinesterase inhibitors (AChEIs, e.g., donepezil). A subsequent post hoc analysis of the data from patients on fosgonimeton monotherapy showed a meaningful, but not statistically significant, improvement in both ERP P300 latency and cognitive performance compared to placebo at 26 weeks. Although post-hoc analyses cannot be used to establish efficacy, these analyses can be helpful in informing the design of current and future clinical studies. Data from our Phase 1a/1b and Phase 2 clinical trials to date were obtained from a relatively small number of subjects and we cannot be certain that future trials involving a larger number of subjects and clinical sites will yield data in support of the safety, efficacy and tolerability of our product candidates. We may ultimately discover that fosgonimeton, or any of our other small molecules, do not possess certain properties required for therapeutic effectiveness. We have limited evidence regarding the efficacy, safety and tolerability of fosgonimeton and other small molecules in our product platform. We may spend substantial funds attempting to develop these product candidates and never succeed in doing so.

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

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of early, smaller-scale preclinical studies and clinical trials with a single or relatively few clinical trial sites may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials across multiple clinical trial sites. We may encounter substantial delays in clinical trials, or may not be able to conduct or complete clinical trials on the expected timelines, if at all.

Our lead product candidate, fosgonimeton, is in clinical development for the potential treatment of AD and PDD and ATH-1020, an orally available, brain-penetrant small molecule for neuropsychiatric conditions, is in a Phase 1 clinical trial. Our additional early product candidates are in nonclinical development. It is impossible to predict when or if any of our product candidates will prove to be effective and safe in humans or will receive regulatory approval.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical studies and clinical trials that our product candidates are both safe and effective for each target indication. Nonclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the nonclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in nonclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. For example, testing on animals occurs under different conditions than testing in humans and therefore, the results of animal studies may not accurately predict safety and effectiveness in humans. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through nonclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. For example, our Phase 1a/b clinical trial, which enrolled 88 patients, including only 11 patients with mild-to-moderate AD, of whom seven patients were treated with fosgonimeton and the other four patients were randomized to the control, suggested improvements in brain network activity including potentially positive effects on brain function. However, our Phase 2 ACT-AD clinical trial, which included a larger patient population, approximately 60% of which were receiving standard-of-care acetylcholinesterase inhibitors (AChEIs, e.g., donepezil) did not meet its primary endpoint of a change in ERP P300 latency for the full study population. Although a pre-specified subgroup analysis indicated a potential diminished effect of fosgonimeton when given in combination with add-on standard-of-care AChEIs, we cannot be sure that data from future trials will support similar conclusions or the safety, effectiveness or tolerability of fosgonimeton for treatment of AD. Likewise, early, smaller-scale studies and clinical trials with a single or relatively few clinical trial sites may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials across multiple clinical trial sites. Even if data from a pivotal clinical trial are positive, regulators may not agree that such data are sufficient for approval and may require that we conduct additional clinical trials, which could materially delay our anticipated development timelines, require additional funding for such additional clinical trials, and adversely impact our business. Our ability to achieve regulatory approval for fosgonimeton is further complicated by the nature of AD, which historically has been a challenging indication for drug development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence nonclinical studies and clinical trials are never approved as products.

In some instances, there can be significant variability in safety or efficacy results between different nonclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. For example, we believe the topline results of our Phase 2 ACT-AD clinical trial may have differed from the treatment data from our Phase 1a/b clinical trial at least in part due to differences in the patient population and potential effects from background AChEI treatment. If future trials show that the effect of fosgonimeton when given in combination with add-on standard-of-care AChEIs is diminished, we may be required to seek a narrower indication or restrict our target population to those where fosgonimeton shows a greater effect, which could have a material adverse effect on our business and prospects.

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

From time to time, we may publicly disclose preliminary or topline data from our nonclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or clinical trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

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

Additionally, we rely on data received from clinical trials, whether preliminary or final, to inform decisions on future clinical trials, including trial design, trial size, and whether or not to initiate additional clinical trials. For example, in November 2020, we initiated ACT-AD, a P300 Phase 2 clinical trial, to better understand the overall effects of fosgonimeton on working memory processing speed and cognitive measures. Topline results of ACT-AD were announced in June 2022, and we expect to use these data to help inform strategic decisions around current clinical trials and any additional trials that we may initiate. Topline results are based on a preliminary analysis of then-available data, and a more comprehensive and full review of the data may result in different conclusions, which could have a negative impact on our decisions regarding any additional trials for fosgonimeton.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

If we are delayed or unsuccessful in enrolling the desired number of subjects in our trials, whether as a result of the outcomes of prior trials conducted by us, competing clinical trials, overly stringent eligibility requirements, or the ongoing impact of COVID-19 on both clinical trial sites and potential AD subjects, our clinical trial results could be delayed, the costs of our clinical trials could materially increase, and the overall development timeline for fosgonimeton could be negatively impacted. For example, enrollment in our ongoing clinical trials has been slowed due to the effects of the COVID-19 pandemic, including governmental restrictions imposed in Australia, where certain of our clinical trial sites are located. In our ACT-AD clinical trial, this slowed recruitment resulted in a change in the timing of topline results from our Phase 2 ACT-AD clinical trial, which were announced in June 2022. We cannot ensure that similar enrollment issues will not occur again in the future. Even if we are successful in enrolling the targeted number of subjects in our trials, the FDA and other regulators may request additional clinical trials with larger numbers of subjects as a condition to any regulatory approval.

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

We have not generated any revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue. We had net losses of $45.3 million and $22.8 million for the six months ended June 30, 2022 and 2021, respectively, and an accumulated deficit of $141.2 million as of June 30, 2022.

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
•
acquire or in-license other product candidates and technologies or engage in other strategic transactions;

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

Since our inception, we have used substantial amounts of cash to fund our operations, and we expect our expenses to increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, fosgonimeton. Developing fosgonimeton and conducting clinical trials for the treatment of AD, PDD, and any other indications that we may pursue in the future will require substantial amounts of capital. In addition, if we obtain marketing approval for fosgonimeton or any future product candidates, including ATH-1020, an orally available, brain-penetrant small molecule for neuropsychiatric conditions, which is in a Phase 1 clinical trial, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing, and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of June 30, 2022, we had cash, cash equivalents and investments of $282.2 million. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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
•
the willingness of the FDA and EMA to accept our LIFT-AD trial, as well as data from our completed and planned clinical and nonclinical studies and other work, as the basis for review and approval of fosgonimeton for AD and the potential need for additional clinical trials;
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

Patients in our clinical trials may in the future suffer significant adverse events or other side effects not observed in our nonclinical studies or previous clinical trials. Some of our product candidates may be used as chronic therapies or be used in populations for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, if our product candidates are used in combination with other therapies, our product candidates may exacerbate adverse events associated with the therapy. Patients treated with our product candidates may also be undergoing separate treatments which can cause side effects or adverse events that are unrelated to our product candidate, but may still impact the success of our clinical trials, including, for example, by interfering with the effects of our product candidates. A pre-specified group analysis of patients in our ACT-AD clinical trial identified a potential diminished effect of the combination of standard-of-care (AChEIs) and fosgonimeton. While more clinical studies are needed to determine the safety and efficacy of fosgonimeton, to the extent standard-of-care AChEIs impact the effects of fosgonimeton and if a significant portion of the patient population has already been treated with AChEIs, the potential target patient population or the indication we seek for fosgonimeton may be significantly smaller than we had anticipated, which could materially harm our business and prospects.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 public health emergency, since March 2020 when foreign and domestic inspections facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In February 2022, the FDA announced that it will resume routine domestic surveillance inspections. The FDA also announced proceeding with previously planned foreign surveillance inspections that have received country clearance and are within the CDC’s Level 1 or Level 2 COVID-19 travel recommendation; otherwise, the inspection would be rescheduled, with the anticipated goal of resuming foreign prioritized inspections in April 2022. However, the FDA may not be able to continue its current inspection pace, and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

From time to time, we evaluate various acquisition opportunities and strategic transactions and partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

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

We intend to initially focus our product candidate development on treatments for various CNS and peripheral disorder indications. The addressable patient populations that may benefit from treatment with our product candidates, if approved, are based on our estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations and market research, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these CNS and peripheral disorders. Any regulatory approval of our product candidates would be limited to the therapeutic indications examined in our clinical trials and as determined by the FDA, which would not permit us to market our products for any other therapeutic indications not expressly approved by the FDA. Additionally, the potentially addressable patient population for our product candidates may not ultimately be amenable to treatment with our product candidates. For example, pre-specified subgroup analysis based on topline data from our ACT-AD clinical trial identified a potential diminished effect of the combination of standard-of-care (AChEIs) and fosgonimeton. If such hypothesis is supported by additional research, patients receiving AChEIs could be excluded from the addressable patient population for fosgonimeton. Even if we receive regulatory approval for any of our product candidates, such approval could be conditioned upon label restrictions that materially limit the addressable patient population. Our market opportunity may also be limited by future competitor treatments that enter the market. If any of our estimates prove to be inaccurate, the market opportunity for any product candidate that we or our strategic partners develop could be significantly diminished and have an adverse material impact on our business.

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

As of June 30, 2022, our patent portfolio includes one issued U.S. patent, eight pending U.S. patent applications, two issued patents in jurisdictions outside of the U.S., nine pending patent applications in jurisdictions outside of the U.S., and four pending international patent applications filed under the Patent Cooperation Treaty. Our owned patent and patent applications have claims directed to our product candidate fosgonimeton as composition of matter and methods of treatment with fosgonimeton, as well as other small molecule therapeutics. The U.S. patent will expire in June 2037, absent any patent term extensions for regulatory delay. Dr. Kawas is an inventor on these company-owned patents. Our patent portfolio also includes eight issued U.S. patents and approximately 13 patents issued and one patent application pending in jurisdictions outside of the U.S. that are exclusively licensed to us by WSU. The in-licensed patent portfolio includes issued U.S. patents that do not directly cover fosgonimeton as a composition of matter or pharmaceutical formulation, but instead cover the active metabolite of fosgonimeton, which is hexanoic-tyrosine-isoleucine-(6)-amino-hexanoic amide (dihexa), and uses of dihexa. Dr. Kawas is an inventor on five of the in-licensed issued U.S. patents.

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

In addition, California has enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions for violations on July 1, 2020. In November 2020, California passed the California Privacy Rights Act (CPRA), which amends and expands the CCPA. While most of the substantive provisions in CPRA will not take effect until 2023 and although the CCPA includes exemptions for certain clinical trial data, the law may increase our compliance costs and potential liability with respect to other personal information we may collect about California consumers. Additionally, other states have proposed or enacted laws addressing privacy and security that impose obligations similar to those of the CCPA. In March 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023; on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023; in March 2022, Utah enacted the Utah Consumer Privacy Act, or UCPA, which takes effect on December 31, 2023, and in May 2022, Connecticut enacted an Act Concerning Personal Data Privacy and Online Monitoring, or CTDPA, which takes effect on July 1, 2023. The CDPA, CPA, UCPA, and CTDPA share similarities with the CCPA, the CPRA, and legislation proposed in other states. The CCPA, CPRA, and other evolving state privacy legislation may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

Actions by activist stockholders have in the past been, and may in the future be, disruptive, and any proxy contest waged by a stockholder could cause uncertainty about the strategic direction of our business.

Our business could be negatively affected as a result of stockholder activism, which could be disruptive and cause uncertainty about the strategic direction of our business. For example, in February 2022, an activist stockholder announced his intention to nominate himself and one other candidate for election to our board of directors at our 2022 annual meeting of stockholders. While this proxy contest was unsuccessful, stockholder activism could recur and have an adverse effect on our business, results of operations, and financial condition. For example, as of the date of this report, our market capitalization was less than the aggregate value of our cash, cash equivalents and investments. Other similarly situated biotechnology companies have received proposals from shareholder activists to liquidate and return capital to investors.

We strive to maintain constructive communications with our stockholders and welcome their views and opinions with the goal of enhancing value for all stockholders. However, a proxy contest or other activist behaviors could have an adverse effect on us because:

•
responding to actions by activist stockholders can disrupt our operations, is costly and time-consuming, and diverts the attention of our board of directors and senior management team from the pursuit of business strategies, each of which could adversely affect our results of operations and financial condition;
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
•
actions by activist stockholders may interfere with any efforts that we undertake in the future to raise capital;
•
actions by activist stockholders could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business;
•
if individuals are elected to our board of directors with a specific agenda as a result of a proxy contest, it may adversely affect our ability to effectively implement our business strategy and to create additional value for our stockholders.

Even if a proxy contest or other activist efforts are not successful, the increased costs that we would bear and the distraction of our board of directors and senior management could negatively impact our business, although we cannot predict with certainty the extent of such negative impacts.

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

•
results of nonclinical studies and clinical trials;
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

Moreover, as of June 30, 2022, the holders of approximately 5.1 million shares of our common stock are eligible to exercise certain rights, subject to various conditions and limitations, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Our directors, executive officers and significant stockholders own a substantial percentage of our common stock, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, significant holders of our outstanding common stock and their respective affiliates beneficially own a substantial amount of our outstanding common stock as of June 30, 2022. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Athira Pharma, Inc.

Date: August 15, 2022	By:	/s/ Mark Litton
Mark Litton
President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Glenna Mileson
Glenna Mileson
Chief Financial Officer (Principal Financial and Accounting Officer)