Form 10-Q
period 2022-09-30
Athira Pharma, Inc.
filed 2022-11-10
CIK 1620463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, there were 37,829,305 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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
•
An independent special committee of our board of directors engaged in a review of papers co-authored by our former chief executive officer in connection with her doctoral research at Washington State University (WSU). The special committee’s findings included that (i) our former chief executive officer altered images in her 2011 doctoral dissertation and at least four research papers that she co-authored while a graduate student at Washington State University, and published from 2011 to 2014, (ii) that we cited challenged research papers in certain communications and applications, and (iii) that WSU’s dihexa patent, exclusively licensed to us, incorporated certain of these altered images. Washington State University has undertaken a review of claims of potential research misconduct involving our former chief executive officer’s doctoral research at Washington State University. We cannot predict when WSU’s investigation will be completed or what conclusions WSU will reach.
•
Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of early, smaller-scale preclinical studies and clinical trials with a single or few clinical trial sites may not be predictive of eventual safety or effectiveness in large-scale potentially pivotal clinical trials across multiple clinical trial sites. We may encounter substantial delays in clinical trials, or may not be able to conduct or complete clinical trials on the expected timelines, if at all.
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
•
We will require substantial additional funding to finance our operations, complete the development and commercialization of fosgonimeton, and develop and commercialize other and future product candidates. If we are unable to raise this funding when needed, we may be forced to delay, reduce, or eliminate our product development programs or other operations.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Athira Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,049	$110,537
Short-term investments	133,913	143,222
Unbilled grant receivable	1,700	2,336
Prepaid expenses and other current assets	6,310	4,704
Total current assets	228,972	260,799
Restricted cash	210	—
Property and equipment, net	4,291	3,757
Operating lease right-of-use asset	1,586	1,460
Long-term investments	39,071	65,936
Other long-term assets	55	56
Total assets	$274,185	$332,008
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$751	$567
Accrued liabilities	9,197	8,437
Current operating lease liability	316	288
Total current liabilities	10,264	9,292
Operating lease liability, less current portion	1,672	1,632
Total liabilities	11,936	10,924
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 37,817,724 and 37,379,077 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	426,116	417,363
Accumulated other comprehensive loss	(2,472)	(388)
Accumulated deficit	(161,399)	(95,895)
Total stockholders' equity	262,249	321,084
Total liabilities and stockholders' equity	$274,185	$332,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$16,965	$10,707	$46,228	$30,176
General and administrative	7,168	7,119	24,861	15,068
Total operating expenses	24,133	17,826	71,089	45,244
Loss from operations	(24,133)	(17,826)	(71,089)	(45,244)
Grant income	2,959	2,079	3,934	6,499
Other income, net	985	73	1,651	231
Net loss	$(20,189)	$(15,674)	$(65,504)	$(38,514)
Unrealized loss on available-for-sale securities	(547)	(33)	(2,084)	(29)
Comprehensive loss attributable to common stockholders	$(20,736)	$(15,707)	$(67,588)	$(38,543)
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(0.42)	$(1.74)	$(1.05)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,817,724	37,312,356	37,693,830	36,773,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021

(in thousands, except share amounts)

(Unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2021	32,485,784	$3	$315,288	$33	$(41,042)	$274,282
Issuance of common stock upon exercise of common stock options and vesting of restricted stock units	64,527	—	70	—	—	70
Proceeds from follow-on public offering, net of underwriters' discounts and commissions and issuance costs	4,600,000	1	96,761	—	—	96,762
Stock-based compensation	—	—	974	—	—	974
Unrealized loss on available-for-sale securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(8,866)	(8,866)
Balance as of March 31, 2021	37,150,311	$4	$413,093	$28	$(49,908)	$363,217
Issuance of common stock upon exercise of common stock options	85,593	—	119	—	—	119
Issuance of common stock under employee stock purchase plan	15,867	—	229	—	—	229
Stock-based compensation	—	—	1,109	—	—	1,109
Unrealized gain on available-for-sale securities	—	—	—	9	—	9
Net loss	—	—	—	—	(13,974)	(13,974)
Balance as of June 30, 2021	37,251,771	$4	$414,550	$37	$(63,882)	$350,709
Issuance of common stock upon exercise of common stock options and vesting of restricted stock units	99,333	—	130	—	—	130
Stock-based compensation	—	—	1,105	—	—	1,105
Unrealized loss on available-for-sale securities	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	(15,674)	(15,674)
Balance as of September 30, 2021	37,351,104	$4	$415,785	$4	$(79,556)	$336,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2022

(in thousands, except share amounts)

(Unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2022	37,379,077	$4	$417,363	$(388)	$(95,895)	$321,084
Issuance of common stock upon exercise of common stock options	244,981	—	210	—	—	210
Stock-based compensation	—	—	2,731	—	—	2,731
Unrealized loss on available-for-sale securities	—	—	—	(1,068)	—	(1,068)
Net loss	—	—	—	—	(20,980)	(20,980)
Balance as of March 31, 2022	37,624,058	$4	$420,304	$(1,456)	$(116,875)	$301,977
Issuance of common stock upon exercise of common stock options and vesting of restricted stock units	163,387	—	83	—	—	83
Issuance of common stock under employee stock purchase plan	30,279	—	214	—	—	214
Stock-based compensation	—	—	3,095	—	—	3,095
Unrealized loss on available-for-sale securities	—	—	—	(469)	—	(469)
Net loss	—	—	—	—	(24,335)	(24,335)
Balance as of June 30, 2022	37,817,724	$4	$423,696	$(1,925)	$(141,210)	$280,565
Stock-based compensation	—	—	2,420	—	—	2,420
Unrealized loss on available-for-sale securities	—	—	—	(547)	—	(547)
Net loss	—	—	—	—	(20,189)	(20,189)
Balance as of September 30, 2022	37,817,724	$4	$426,116	$(2,472)	$(161,399)	$262,249

Athira Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(65,504)	$(38,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,246	3,188
Depreciation expense	606	353
Non-cash lease expense	154	111
Amortization of premiums and accretion of discounts on available-for-sale securities, net	(67)	347
Changes in operating assets and liabilities:
Unbilled grant receivable	636	(779)
Prepaid expenses and other current assets	(1,605)	5,152
Accounts payable and accrued liabilities	944	4,913
Operating lease liability	(212)	308
Net cash used in operating activities	(56,802)	(24,921)
Investing activities
Purchases of available-for-sale securities	(85,117)	(269,378)
Maturities of available-for-sale securities	119,274	226,420
Proceeds from sales of available-for-sale securities	—	18,052
Purchases of property and equipment	(1,140)	(546)
Net cash provided by (used in) investing activities	33,017	(25,452)
Financing activities
Proceeds from exercise of common stock options	507	314
Proceeds from public offering, net of issuance costs	—	96,762
Net cash provided by financing activities	507	97,076
Net (decrease) increase in cash, cash equivalents and restricted cash	(23,278)	46,703
Cash, cash equivalents and restricted cash, beginning of period	110,537	60,625
Cash, cash equivalents and restricted cash, end of period	$87,259	$107,328
Supplemental disclosures of cash flow information:
Right-of-use asset obtained in exchange for new operating lease liability	$—	$680

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

Liquidity and Capital Resources

Since the Company’s inception, it has funded its operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From the Company’s inception through September 30, 2022, it has raised aggregate net cash proceeds of $407.4 million primarily from the issuance of its common stock, convertible preferred stock, common stock warrants, and convertible notes. As of September 30, 2022, the Company had $260.0 million in cash, cash equivalents and investments and had not generated positive cash flows from operations. Since the Company’s inception, it has devoted substantially all of its resources to its research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Based upon the Company’s current operating plan, it estimates that its $260.0 million of cash, cash equivalents and investments at September 30, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the 12 months following the date of this report.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2022, and condensed consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, are unaudited. The balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2021. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2022, and the condensed consolidated results of its operations and its cash flows for the three and nine months ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2021 are also unaudited. The condensed consolidated results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other period. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021 included in its Annual Report on Form 10-K filed with the SEC on March 28, 2022.

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

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$87,049	$110,537
Restricted cash	210	—
Cash, cash equivalents and restricted cash	$87,259	$110,537

Grant Income

In December 2020, the Company accepted a grant from the National Institute on Aging (“NIA”) of the National Institutes of Health (“NIH”) to support its ACT-AD Phase 2 clinical trial for fosgonimeton (then-named ATH-1017), the Company’s lead therapeutic candidate being developed for the treatment of individuals with mild-to-moderate Alzheimer’s disease. Under the terms of the agreements and approvals received from the NIH, the Company may receive up to an aggregate of $15.2 million. The Company recognizes income related to the NIH grants in the accompanying condensed consolidated statements of operations and comprehensive loss as qualifying expenses under the grant agreements are incurred.

During the three months ended September 30, 2022, the Company recognized $3.0 million of grant income. Grant income for the three months ended September 30, 2022 included recognizing $1.3 million of income for qualifying expenses incurred between January and May 2022, upon the Company receiving approval from the NIH to carry over previously unused budgets. During the three months ended September 30, 2021, the Company recognized grant income of $2.1 million. During the nine months ended September 30, 2022 and 2021, the Company recognized grant income of $3.9 million and $6.5 million, respectively, in connection with the NIH grants. As of September 30, 2022 and December 31, 2021, the Company incurred qualifying expenses in excess of cash received of $1.7 million and $2.3 million, respectively, which is included in unbilled grant receivable on the condensed consolidated balance sheets. The Company received cash of $4.6 million related to the NIH grants during the nine months ended September 30, 2022. The Company received cash of $5.5 million related to the NIH grants during the nine months ended September 30, 2021. As of September 30, 2022, we recognized aggregate grant income of $13.8 million of the total $15.2 million approved in connection with the NIH grants.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments: Credit Losses (Topic 326) as clarified in ASU 2019-04, ASU 2019-05, and ASU 2020-02. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investment securities are recorded. The ASU will become effective beginning January 1, 2023, with early adoption permitted. The Company does not currently expect a material impact from the adoption of ASU 2016-13 on its financial condition, results of operations, cash flows or financial statement disclosures.

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

The following tables reflect the Company’s financial asset balances measured on a recurring basis (in thousands):

	September 30, 2022
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$7	$—	$—	$7
Commercial paper	2	77,186	—	(14)	77,172
U.S. government debt, municipal bonds, and agency securities	2	100	—	—	100
Total cash equivalents		$77,293	$—	$(14)	$77,279
Short-term investments:
Commercial paper	2	37,683	—	(196)	37,487
U.S. government debt, municipal bonds, and agency securities	2	94,562	—	(1,350)	93,212
Corporate bonds	2	3,303	—	(89)	3,214
Total short-term investments		$135,548	$—	$(1,635)	$133,913
Long-term investments:
U.S. government debt and agency securities	2	39,894	—	(823)	39,071
Total long-term investments		$39,894	$—	$(823)	$39,071

	December 31, 2021
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$57	$—	$—	$57
Commercial paper	2	96,120	—	(5)	96,115
Total cash equivalents		$96,177	$—	$(5)	$96,172
Short-term investments:
Commercial paper	2	74,170	—	(35)	74,135
U.S. government debt, municipal bonds, and agency securities	2	62,149	2	(59)	62,092
Corporate bonds	2	7,004	—	(9)	6,995
Total short-term investments		$143,323	$2	$(103)	$143,222
Long-term investments:
Corporate bonds	2	3,307	—	(20)	3,287
U.S. government debt and agency securities	2	62,911	—	(262)	62,649
Total long-term investments		$66,218	$—	$(282)	$65,936

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

4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Lab equipment	$434	$268
Office furniture, fixtures, and computer equipment	623	325
Leasehold improvement	4,296	2,563
Construction in progress	67	1,124
Property and equipment, at cost	5,420	4,280
Less: accumulated depreciation	(1,129)	(523)
Property and equipment, net	$4,291	$3,757

Depreciation expense was $231,000 and $606,000 for the three and nine months ended September 30, 2022, respectively. Depreciation expense was $123,000 and $353,000 for the three and nine months ended September 30, 2021, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Research and development expenses	$6,274	$5,723
Employee compensation and benefits	2,077	1,907
Professional services and other	846	807
Total accrued liabilities	$9,197	$8,437

6. Other Income, Net

Other income, net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and other income	$987	$74	$1,655	$232
Other expense	(2)	(1)	(4)	(1)
Total other income, net	$985	$73	$1,651	$231

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

To keep in good standing, the agreement requires the Company to meet certain development milestones and pay annual maintenance fees. All contractual requirements have been met as of September 30, 2022.

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

Under the terms of the agreement, the Company will pay a royalty in the mid-single digits of net sales, with the first $100,000 of net sales being exempt from royalty payment, and annual minimum royalty payments of $25,000 beginning after the first commercial sale of a licensed product. As of September 30, 2022, no sales of any licensed products had occurred and the Company had not incurred a royalty obligation under this agreement.

Additionally, the agreement allows the Company to sublicense the rights conveyed by the agreement, subject to additional payments to WSU based upon the sublicense consideration received in such event. Such amounts are dependent on the terms of the underlying sublicense and range from the mid-single digits to mid-teens of any non-sales based payments received, and low twenties of net sales based sublicense royalties. As of September 30, 2022, the Company has not entered into or incurred any liability from a sublicense agreement.

8. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is subject to various legal proceedings or claims that arise in the ordinary course of business. The Company accrues a liability when the Company's management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated, and as of September 30, 2022, the Company has not recorded any such liabilities. The following is a brief description of the more significant legal proceedings in which the Company is involved.

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

That same day, on June 25, 2021, plaintiff Harshdeep Jawandha filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against the Company, Dr. Kawas, the Company’s Chief Financial Officer, certain members of the Company’s board of directors at the time of the Company’s initial public offering (IPO), as well as the IPO underwriters, captioned Jawandha v. Athira Pharma, Inc., et al., No. 2:21-cv-00862. The Jawandha complaint asserts violations of Sections 11 and 15 of the Securities Act of 1933 ("Securities Act"), alleging that that the Company’s IPO registration statement was materially false and misleading because it omitted to state that certain of Dr. Kawas’s published doctoral research papers at WSU contained allegedly improperly altered images, that the research was allegedly foundational to the Company’s efforts to develop treatments for Alzheimer’s disease, and that the defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading. The Jawandha plaintiff seeks unspecified compensatory damages, and reasonable costs and expenses, including attorneys’ fees.

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

On January 7, 2022, lead plaintiffs filed a consolidated amended complaint, which asserts violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 and Sections 11, 12, and 15 of the Securities Act. The consolidated amended complaint is brought against the Company, Dr. Kawas, the Company’s Chief Financial Officer, certain members of the Company's board of directors at the time of the Company's IPO and secondary public offering, or SPO, and the IPO and SPO underwriters. As with the previous complaints, it is based on allegations that the IPO and SPO registration statements and/or other public statements were materially false and misleading because they omitted to state that certain of Dr. Kawas’s published doctoral research papers at WSU contained allegedly improperly altered images. Lead plaintiffs seek unspecified compensatory damages, as well as equitable and injunctive relief on behalf of themselves and the purported class. On March 8, 2022, the defendants filed a motion to dismiss lead plaintiffs’ consolidated amended complaint for failure to state a claim under the federal securities laws. On July 29, 2022, the court issued an order granting in part and denying in part the motion to dismiss. The order dismissed the Section 10(b) and Section 20(a) claims arising under the Exchange Act, dismissed the Section 11 claim arising under the Securities Act as to all defendants other than the Company and Dr. Kawas, dismissed the Section 12(a)(2) claim arising under the Securities Act as to the lead plaintiffs, and dismissed the Section 15 claim arising under the Securities Act against all defendants other than Dr. Kawas. The order permitted lead plaintiffs until August 19, 2022 to file a second consolidated amended complaint. Lead plaintiffs did not file a second consolidated amended complaint.

On August 12, 2022, defendant Dr. Kawas filed a motion for partial reconsideration of the court’s July 29, 2022 order. On October 4, 2022, the court denied the motion. On October 13, 2022, the court granted defendants an extension to file their answer(s) until November 4, 2022. On October 24, 2022, the parties filed a (i) joint status report and discovery plan and (ii) stipulation and case scheduling order, wherein the parties proposed deadlines for material case events, including the completion of fact discovery, expert discovery, and dispositive motion practice.

Shareholder Derivative Actions

On April 14, 2022, a shareholder derivative action was filed by plaintiff Stephen Bushansky in the U.S. District Court for the Western District of Washington against certain current and former members of the Company’s board of directors, captioned Bushansky v. Kawas et al., No. 2:22-cv-497. Plaintiff purports to bring the action derivatively on behalf of the Company, which is a nominal defendant to the action. The derivative complaint alleges that the Company’s board of directors breached its fiduciary duties by failing to prevent alleged misstatements in the Company’s public filings, failing to discover altered images in certain research papers, and failing to take appropriate action. The derivative complaint asserts claims for violations of Section 14(a) of the Exchange Act as well as claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and waste of corporate assets. The derivative complaint seeks unspecified damages, disgorgement of profits, benefits, and other compensation received by the individual defendants, restitution, declaratory relief, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees.

On May 6, 2022, a second shareholder derivative action was filed by plaintiff Thomas Houlihan in the U.S. District Court for the Western District of Washington against certain current and former directors and officers of the Company, captioned Houlihan v. Kawas et al., No. 2:22-cv-620. Plaintiff purports to bring the action derivatively on behalf of the Company, which is a nominal defendant to the action. The derivative complaint alleges that certain of the Company’s current and former directors and officers breached their fiduciary duties by failing to prevent alleged misstatements in the Company’s public filings and failing to take appropriate action regarding altered images in certain research papers. The derivative complaint asserts claims for violations of Section 14(a) of the Exchange Act as well as claims for breach of fiduciary duties, contribution, and indemnification. The derivative complaint seeks unspecified damages, unspecified corporate governance reforms, restitution, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees.

On May 26, 2022, the court issued an order consolidating the cases and staying them until further order of the court.

The Company cannot predict the outcome of these suits, and failure by the Company to obtain a favorable resolution of these suits could have a material adverse effect on its business, results of operations and financial condition. The Company’s chances of success on the merits are still uncertain and any possible loss or range of loss cannot be reasonably estimated and as such the Company has not recorded a liability as of September 30, 2022.

Operating Leases

The Company has operating leases for laboratory and office facilities in Bothell, Washington that expire in August 2027. The initial terms of the leases range from 6.3 to 7 years and the Company has options to extend the leases for an additional five years that it is not reasonably certain to exercise. As of September 30, 2022, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

September 30, 2022
Remaining 2022	$115
2023	466
2024	480
2025	494
Thereafter	856
Total undiscounted lease payments	2,411
Present value adjustment for minimum lease commitments	(423)
Net lease liability	$1,988

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

September 30, 2022
Weighted average remaining lease term (years)	4.9
Weighted average discount rate	8.1%

Operating lease expense and variable lease expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$102	$89	$279	$235
Variable lease expense	41	33	126	73

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

The Company has reserved the following shares of common stock for future issuance, on an as-converted basis, as follows:

	September 30,	December 31,
	2022	2021
Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	4,227,196	2,632,396
Shares available for future grant under the 2020 Equity Incentive Plan	4,308,100	4,442,315
Shares available for future grant under the Employee Stock Purchase Plan	964,722	621,211
Total	9,500,018	7,695,922

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

Effective January 1, 2022, the Company’s 2020 Plan and ESPP reserves increased by 1,868,953 shares and 373,790 shares, respectively.

10. Stock-based Compensation

Stock‑based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$721	$266	$2,477	$811
General and administrative	1,699	839	5,769	2,377
Total stock-based compensation expense	$2,420	$1,105	$8,246	$3,188

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

The fair value of each stock option was estimated using the Black‑Scholes option‑pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	2.08%	0.81%
Expected volatility	92.87%	89.34%
Expected term (in years)	6.02	6.12
Expected dividend yield	—	—

The grant date fair value of restricted stock units is based upon the fair market value of the Company’s common stock based on its closing price as reported on the date of grant on the Nasdaq Global Select Market.

The fair value of options granted during the nine months ended September 30, 2022 and 2021 was $16.1 million and $10.2 million, respectively. The fair value of restricted stock units granted during the nine months ended September 30, 2022 and 2021 was $129,000 and $67,000, respectively.

Stock Option Activity

Changes in shares available for grant under the 2020 Plan during the nine months ended September 30, 2022 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2021	4,442,315
2020 Plan reserve increase on January 1, 2022	1,868,953
Options and restricted stock units granted	(2,153,247)
Options and restricted stock units forfeited, cancelled, or expired	150,079
Shares available for grant at September 30, 2022	4,308,100

A summary of stock option activity under the 2020 Plan for the nine months ended September 30, 2022 was as follows:

	Shares	Weighted- Average Exercise price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	2,270,896	$12.76	7.22	$8,306
Granted	2,140,997	9.91
Exercised	(288,457)	1.02
Forfeited/expired	(133,746)	17.18
Balance at September 30, 2022	3,989,690	$11.93	8.62	$761
Expected to vest	2,791,038	$12.00	9.08	$112
Options exercisable	1,198,652	$11.77	7.55	$649

The total fair value of options granted that vested during the nine months ended September 30, 2022 and 2021 was $5.9 million and $1.3 million, respectively.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock underlying all options that were in-the-money at September 30, 2022. The aggregate intrinsic value of options exercised was $3.0 million and $2.0 million during the nine months ended September 30, 2022 and 2021, respectively, determined as of the date of option exercise. As of September 30, 2022, there was $20.6 million of total unrecognized compensation cost related to unvested stock options. The Company expects to recognize this cost over a remaining weighted-average period of 2.9 years. The Company utilizes newly issued shares to satisfy option exercises.

Stock options outstanding and exercisable under the 2020 Plan consisted of the following at September 30, 2022:

Exercise Price ($)	Shares Outstanding	Shares Exercisable
0.16 to 3.37	554,962	330,403
8.93 to 19.94	3,058,607	757,151
20.55 to 29.41	376,121	111,098
Total	3,989,690	1,198,652

Restricted Stock Unit Activity

A summary of RSU activity for the nine months ended September 30, 2022 is as follows:

	Share Equivalent	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2021	361,500	$15.32
Granted	12,250	10.54
Cancelled	(16,333)	15.34
Vested	(119,911)	15.15
Non-vested at September 30, 2022	237,506	$15.15

The RSUs will vest upon achievement of certain clinical development milestones, subject to continued service to the Company during the vesting period. In June 2022, 119,911 RSUs vested in connection with the public readout of topline data from the Company's Phase 2 ACT-AD clinical trial. As of September 30, 2022, there was $1.9 million of total unrecognized compensation cost related to unvested RSUs. The Company expects to recognize this cost over a remaining weighted-average period of 1.03 years.

11. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2022	2021
Non-vested Restricted Stock Units	237,506	—
Stock options to purchase common stock	3,989,690	2,323,821
Employee stock purchase plan	10,043	2,584
Total	4,237,239	2,326,405

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
•
the potential learnings from our ACT-AD trial and LIFT-AD unblinded interim efficacy and futility analysis and their ability to inform and improve future clinical development plans;
•
the potential of LIFT-AD to show clinical benefits of fosgonimeton following the October 2022 protocol amendment;
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

Our lead candidate, fosgonimeton (“ATH-1017”), is a subcutaneously administered, BBB-penetrating, small molecule HGF/MET positive modulator. The effects of fosgonimeton in its primary target indication, Alzheimer’s disease (“AD”), are being evaluated in two clinical trials:

•
ACT-AD, a randomized, double-blind, placebo-controlled, parallel-group 26-week proof-of-concept Phase 2 clinical trial in mild-to-moderate AD, with ERP P300 latency as the primary endpoint. Initiated in November 2020, the trial was designed to better characterize the overall effects of fosgonimeton on working memory processing speed and cognitive measures and inform the Phase 2/3 LIFT-AD trial. Topline results for this proof-of-concept Phase 2 ACT-AD trial were announced in June 2022, and the primary endpoint was not met by protocoled analysis. However, a pre-specified subgroup analysis indicated a potential diminished effect of fosgonimeton when given in combination with add-on standard-of-care acetylcholinesterase inhibitors (AChEIs, e.g., donepezil). A subsequent post hoc analysis of the data from patients on fosgonimeton without background therapy (AChEIs) showed a meaningful, but not statistically significant, improvement in both ERP P300 latency (-28 milliseconds) and cognitive performance (ADAS-Cog11: -3.3 points) compared to placebo at 26 weeks. Although post-hoc analyses cannot be used to establish efficacy, these analyses can be helpful in informing the design of current and future clinical studies. In addition, while also not statistically significant, the data from the protocoled study population and analysis method showed a numerical improvement in the functional measure of ADCS-ADL23, a protocoled secondary endpoint which evaluates improvements in patients’ activities of daily living as assessed by their caregivers compared to placebo at 26 weeks (+2.12 points). A pre-specified subgroup analysis of plasma biomarker data showed a statistically significant reduction in neurofilament light chain (NfL), a validated biomarker of neurodegeneration, in subjects treated with fosgonimeton without background therapy compared to placebo at 26 weeks (difference of 6.89 pg/ml (p=0.018)). Fosgonimeton was generally well tolerated in the ACT-AD study, with a favorable safety profile, and there were no treatment related serious adverse events or deaths observed.
•
LIFT-AD, a randomized, double-blind, placebo-controlled, parallel-group 26-week Phase 2/3 clinical trial with fosgonimeton for the treatment of mild-to-moderate AD. In September 2020, we began site initiation and patient screening for LIFT-AD. The primary endpoint for the Phase 2/3 LIFT-AD trial will be measured by the Global Statistical Test, which is a mathematical algorithm that combines the scores from cognition (Alzheimer's Disease Assessment Scale-Cognitive Subscale or ADAS-Cog11), and function (Alzheimer’s Disease Cooperative Study-Activities of Daily Living or ADCS-ADL23). Guided by the results from the completed exploratory ACT-AD Phase 2 study, in September 2022, we proactively amended LIFT-AD to focus on patients not on background therapy. In October 2022, we announced that following an unblinded interim efficacy and futility analysis, an independent data monitoring committee recommended continuation of the LIFT-AD study. The committee also determined that, with the additional enrollment of fewer than 150 patients for a total enrollment of less than 300 patients without background therapy (AChEIs), the amended study will be well powered for the primary endpoint given the preliminary effect size observed. We are targeting to complete enrollment in mid-2023 and report topline data in early 2024.

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

To date, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock in our IPO and in a subsequent follow-on public offering, the sale and issuance of convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From inception to September 30, 2022, we have raised aggregate net cash proceeds of approximately $407.4 million primarily from the issuance of our common stock, convertible preferred stock, common stock warrants, and convertible notes. We have incurred significant operating losses to date. Our net losses were $65.5 million and $38.5 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $161.4 million and cash, cash equivalents and investments of $260.0 million.

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

The global COVID-19 pandemic continues to evolve, and we will continue to monitor the COVID-19 situation closely. While COVID-19 related restrictions have been eased in many locations around the globe, including in Bothell, Washington, where our principal offices are located, a resurgence in cases of COVID-19, including new and highly contagious variants of COVID-19, or similar health epidemic could occur at any time, and the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We will continue to monitor the ongoing impacts of COVID-19 on our clinical trial enrollment, trial sites, contract research organizations, or CROs, third-party manufacturers, and other third parties with whom we do business, as well as on regulatory authorities and our key scientific and management personnel. As the situation evolves, we may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the ultimate extent to which the COVID-19 pandemic, any potential resurgence of a variant thereof, or similar health epidemic, may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain.

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

We expect that our general and administrative expenses will increase substantially for the foreseeable future as we increase our headcount to support our continued research activities and development of our programs. We also anticipate that we will incur substantially increased expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities, and other administrative and professional services. We expect continued legal expenses related to our ongoing litigation. We also expect to continue to increase the size of our administrative function to support the growth of our business. Additionally, we may experience an overall increase in general and administrative expenses as a result of inflation.

Grant Income

Grant income consists of income related to the NIH grants and is recognized as qualifying expenses under the grant agreements are incurred. Under the terms of the agreements and approvals received from the NIH, the Company may receive up to an aggregate of $15.2 million. As of September 30, 2022, we recognized aggregate grant income of $13.8 million in connection with the NIH grants. During the three months ended September 30, 2022, we recognized $3.0 million of grant income, which included recognizing $1.3 million of grant income for qualifying expenses incurred between January and May 2022, upon the Company receiving approval from the NIH to carry over previously unused budgets.

Other Income, Net

Other income, net consists primarily of interest earned on our cash, cash equivalents and investments. Absent further fundraising, we expect interest earned on our cash, cash equivalents and investments to decrease over the long term as we continue to expend our cash balances to fund our ongoing operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,
			Dollar	%
	2022	2021	Change	Change
	(in thousands)
Operating expenses:
Research and development	$16,965	$10,707	$6,258	58%
General and administrative	7,168	7,119	49	1
Total operating expenses	24,133	17,826	6,307	35
Loss from operations	(24,133)	(17,826)	(6,307)	35
Grant income	2,959	2,079	880	42
Other income, net	985	73	912	1,249
Net loss	$(20,189)	$(15,674)	$(4,515)	29

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended September 30,
			Dollar	%
	2022	2021	Change	Change
	(in thousands)
Direct costs:
Fosgonimeton (ATH-1017)	$10,892	$8,359	$2,533	30%
ATH-1020	592	—	592	*
Preclinical programs and other direct costs	2,078	1,089	989	91
Total direct costs	13,562	9,448	4,114	44
Indirect costs:
Personnel-related costs, including stock- based compensation	3,027	1,006	2,021	201
Facilities and other costs	376	253	123	49
Total research and development expenses	$16,965	$10,707	$6,258	58

* Not meaningful

Research and development expenses increased by $6.3 million, from $10.7 million for the three months ended September 30, 2021 to $17.0 million for the three months ended September 30, 2022. The increase was driven primarily by an increase in expenses for fosgonimeton of $2.5 million related to continued patient enrollment and clinical site activity for our Phase 2/3 clinical trial and the corresponding open-label extension for our Phase 2 and Phase 2/3 clinical trials, an increase in personnel-related costs of $2.0 million due to an increase in headcount and stock-based compensation expense in connection with current period equity grants to new hires, an increase in preclinical research and development expenses of $1.0 million, and $0.6 million of expense associated with our ATH-1020 Phase 1 clinical trial, which commenced in the first quarter of 2022.

General and Administrative Expenses

General and administrative expenses increased by $0.1 million, from $7.1 million for the three months ended September 30, 2021 to $7.2 million for the three months ended September 30, 2022. The increase was primarily due to an increase in personnel-related costs of $1.3 million, due primarily to increases in headcount to support our continued growth and in stock-based compensation expense in connection with current period equity grants to new hires, and an increase in facilities, travel, and other general corporate expenses of $0.4 million, partially offset by a decrease in legal costs of $1.3 million, and a decrease in professional services expenses of $0.3 million.

Grant Income

Grant income increased by $0.9 million, from $2.1 million for the three months ended September 30, 2021 to $3.0 million for the three months ended September 30, 2022. Grant income for the three months ended September 30, 2022 included recognizing $1.3 million of grant income for qualifying expenses incurred between January and May 2022, upon the Company receiving approval from the NIH to carry over previously unused budgets.

Other Income, Net

Other income, net increased by $0.9 million, from $0.1 million for the three months ended September 30, 2021 to $1.0 million for the three months ended September 30, 2022 due to higher interest income earned on our available-for-sale securities resulting from rising interest rates on debt securities, in addition to accretion of discounts on debt securities purchased below par value and held to maturity.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,
			Dollar	%
	2022	2021	Change	Change
	(in thousands)
Operating expenses:
Research and development	$46,228	$30,176	$16,052	53%
General and administrative	24,861	15,068	9,793	65
Total operating expenses	71,089	45,244	25,845	57
Loss from operations	(71,089)	(45,244)	(25,845)	57
Grant income	3,934	6,499	(2,565)	(39)
Other income, net	1,651	231	1,420	615
Net loss	$(65,504)	$(38,514)	$(26,990)	70

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Nine Months Ended September 30,
			Dollar	%
	2022	2021	Change	Change
	(in thousands)
Direct costs:
Fosgonimeton (ATH-1017)	$30,484	$24,697	$5,787	23%
ATH-1020	1,611	—	1,611	*
Preclinical programs and other direct costs	4,202	1,973	2,229	113
Total direct costs	36,297	26,670	9,627	36
Indirect costs:
Personnel-related costs, including stock- based compensation	8,827	2,972	5,855	197
Facilities and other costs	1,104	534	570	107
Total research and development expenses	$46,228	$30,176	$16,052	53

* Not meaningful

Research and development expenses increased by $16.1 million, from $30.2 million for the nine months ended September 30, 2021 to $46.2 million for the nine months ended September 30, 2022. The increase was driven primarily by an increase in personnel-related costs of $5.9 million due to an increase in headcount and stock-based compensation expense in connection with current period equity grants to new hires and existing employees, an increase in expenses for fosgonimeton of $5.8 million related to continued patient enrollment and clinical site visit activity for our Phase 2 and Phase 2/3 clinical trials and the corresponding open-label extension for our Phase 2 and Phase 2/3 clinical trials, an increase in preclinical research and development expenses of $2.2 million, and $1.6 million of expense associated with our ATH-1020 Phase 1 clinical trial, which commenced in the first quarter of 2022.

General and Administrative Expenses

General and administrative expenses increased by $9.8 million, from $15.1 million for the nine months ended September 30, 2021 to $24.9 million for the nine months ended September 30, 2022. The increase was primarily due to an increase in personnel-related costs of $5.5 million, due primarily to increases in headcount to support our continued growth and in stock-based compensation expense in connection with current period equity grants to new hires and existing employees, an increase in legal costs of $1.6 million, which includes costs related to our ongoing legal proceedings and the proxy contest in connection with our 2022 annual stockholders meeting, an increase in business development expenses of $0.9 million, an increase in insurance and other general corporate expenses of $0.8 million, an increase in professional services expenses of $0.5 million, and to a lesser extent, an increase in facilities costs.

Grant Income

Grant income decreased by $2.6 million, from $6.5 million for the nine months ended September 30, 2021 to $3.9 million for the nine months ended September 30, 2022. The decrease was driven by a decrease in expenses qualifying for reimbursement under the terms of the NIH grants upon the public readout of topline data of our Phase 2 ACT-AD clinical trial in the second quarter of 2022.

Other Income, Net

Other income, net, increased by $1.4 million, from $0.2 million for the nine months ended September 30, 2021 to $1.7 million for the nine months ended September 30, 2022 due to higher interest income earned on our available-for-sale securities resulting from rising interest rates on debt securities, in addition to accretion of discounts on debt securities purchased below par value and held to maturity.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From our inception through September 30, 2022, we have raised aggregate net cash proceeds of $407.4 million primarily from the issuance of our common stock, convertible preferred stock, common stock warrants, and convertible notes.

Recent sales of our common stock were as follows.

	Common		Net
	Shares	Price	Proceeds
	Issued	Per Share	(in millions)
September 2020 IPO	12,000,000	$17.00	$186.4
October 2020 overallotment exercise	1,397,712	17.00	22.1
January 2021 follow-on public offering	4,000,000	22.50	84.1
February 2021 overallotment exercise	600,000	22.50	12.7
Total	17,997,712		$305.3

As of September 30, 2022, we had $260.0 million in cash, cash equivalents and investments and have not generated positive cash flows from operations. Since our inception, we have devoted substantially all of our resources to our research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Material Cash and Future Funding Requirements

Our material cash requirements include our operating leases for laboratory and office facilities. As of September 30, 2022, we had lease payment obligations of $2.4 million, with $0.5 million payable within 12 months. For additional information regarding our lease commitments, see Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this report. We are contingently committed to $0.9 million of potential future research and development milestone payments, in addition to sales-based payments and royalties, under our license agreement with WSU. Payments generally are due and payable only upon achievement of certain developmental, regulatory, and sales milestones for which the specific timing cannot be predicted. Refer to Note 7 to our unaudited condensed consolidated financial statements for additional information regarding the WSU license agreement. Additionally, we have purchase obligations and open purchase orders that support normal operations and are primarily due in the next 12 months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions. We also anticipate that our research and development expenses and our general and administrative expenses will increase over at least the near-term as we advance our clinical development and our product candidates through clinical trials, increase our headcount to support our operations, and incur legal and other professional expenses related to our ongoing litigation. We cannot predict with certainty the amount and timing of these increased expenses.

Based upon our current operating plan, we estimate that our $260.0 million of cash, cash equivalents and investments at September 30, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report. We will need to raise substantial additional capital to fund the development of our product candidates. Until such time as we can generate significant revenue from product sales, we expect to finance our operations through the sale of equity securities, debt financings, or other capital, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and otherwise. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(56,802)	$(24,921)
Investing activities	33,017	(25,452)
Financing activities	507	97,076
Net (decrease) increase in cash, cash equivalents and restricted cash	$(23,278)	$46,703

Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities was $56.8 million. This consisted primarily of a net loss of $65.5 million, partially offset by non-cash charges of $8.9 million and an increase in our net operating assets of $0.2 million. The non-cash charges primarily consisted of stock-based compensation expense, depreciation expense, and non-cash lease expense. The increase in our net operating assets was primarily due to an increase in prepaid expenses and other current assets, offset by a decrease in unbilled grant receivable, and an increase in accounts payable and accrued expenses.

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

Investing Activities

During the nine months ended September 30, 2022, net cash provided by investing was $33.0 million. This consisted of maturities of available-for-sale securities, partially offset by purchases of available-for-sale securities and property and equipment.

During the nine months ended September 30, 2021, net cash used in investing was $25.5 million. This consisted of purchases of available-for-sale securities and purchases of property and equipment, partially offset by maturities and proceeds from sales of available-for-sale securities.

Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $0.5 million, consisting of proceeds received from exercises of stock options.

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

During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 28, 2022 and Note 2 to our unaudited condensed consolidated financial statements included in “Part I, Item 1—Financial Statements (Unaudited)” of this report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have at least $1.235 billion in annual revenue; (2) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year in which the fifth anniversary of our initial public offering occurred.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. The following is a brief description of the more significant legal proceedings in which we are involved.

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

That same day, on June 25, 2021, plaintiff Harshdeep Jawandha filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against us, Dr. Kawas, the Company’s Chief Financial Officer, certain members of our board of directors at the time of our IPO, as well as the IPO underwriters, captioned Jawandha v. Athira Pharma, Inc., et al., No. 2:21-cv-00862. The Jawandha complaint asserts violations of Sections 11 and 15 of the Securities Act of 1933 ("Securities Act"), alleging that that our IPO registration statement was materially false and misleading because it omitted to state that certain of Dr. Kawas’s published doctoral research papers at WSU contained allegedly improperly altered images, that the research was allegedly foundational to Athira’s efforts to develop treatments for Alzheimer’s, that, as a result, and that the defendants’ positive statements about our business, operations, and prospects were materially misleading. The Jawandha plaintiff seeks unspecified compensatory damages, and reasonable costs and expenses, including attorneys’ fees.

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

On January 7, 2022, lead plaintiffs filed a consolidated amended complaint, which asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 and Sections 11, 12, and 15 of the Securities Act. The consolidated amended complaint is brought against us, Dr. Kawas, our Chief Financial Officer, certain members of our board of directors at the time of our IPO and secondary public offering, or SPO, and the IPO and SPO underwriters. As with the previous complaints, it is based on allegations that the IPO and SPO registration statements and/or other public statements were materially false and misleading because they omitted to state that certain of Dr. Kawas’s published doctoral research papers at WSU contained allegedly improperly altered images. Lead plaintiffs seek unspecified compensatory damages, as well as equitable and injunctive relief on behalf of themselves and the purported class. On March 8, 2022, the defendants filed a motion to dismiss lead plaintiffs’ consolidated amended complaint for failure to state a claim under the federal securities laws. On July 29, 2022, the court issued an order granting in part and denying in part the motion to dismiss. The order dismissed the Section 10(b) and Section 20(a) claims arising under the Exchange Act, dismissed the Section 11 claim arising under the Securities Act as to all defendants other than the Company and Dr. Kawas, dismissed the Section 12(a)(2) claim arising under the Securities Act as to the lead plaintiffs, and dismissed the Section 15 claim arising under the Securities Act against all defendants other than Dr. Kawas. The order permitted lead plaintiffs until August 19, 2022 to file a second consolidated amended complaint. Lead plaintiffs did not file a second consolidated amended complaint.

On August 12, 2022, defendant Dr. Kawas filed a motion for partial reconsideration of the court’s July 29, 2022 order. On October 4, 2022, the court denied the motion. On October 13, 2022, the court granted defendants an extension to file their answer(s) until November 4, 2022. On October 24, 2022, the parties filed a (i) joint status report and discovery plan and (ii) stipulation and case scheduling order, wherein the parties proposed deadlines for material case events, including the completion of fact discovery, expert discovery, and dispositive motion practice.

Shareholder Derivative Actions

On April 14, 2022, a shareholder derivative action was filed by plaintiff Stephen Bushansky in the U.S. District Court for the Western District of Washington against certain current and former members of our board of directors, captioned Bushansky v. Kawas et al., No. 2:22-cv-497. Plaintiff purports to bring the action derivatively on our behalf, and we are a nominal defendant to the action. The derivative complaint alleges that our board of directors breached its fiduciary duties by failing to prevent alleged misstatements in our public filings, failing to discover altered images in certain research papers, and failing to take appropriate action. The derivative complaint asserts claims for violations of Section 14(a) of the Exchange Act as well as claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and waste of corporate assets. The derivative complaint seeks unspecified damages, disgorgement of profits, benefits, and other compensation received by the individual defendants, restitution, declaratory relief, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees.

On May 6, 2022, a second shareholder derivative action was filed by plaintiff Thomas Houlihan in the U.S. District Court for the Western District of Washington against certain of our current and former directors and officers, captioned Houlihan v. Kawas et al., No. 2:22-cv-620. Plaintiff purports to bring the action derivatively on our behalf, and we are a nominal defendant to the action. The derivative complaint alleges that certain of our current and former directors and officers breached their fiduciary duties by failing to prevent alleged misstatements in our public filings and failing to take appropriate action regarding altered images in certain research papers. The derivative complaint asserts claims for violations of Section 14(a) of the Exchange Act as well as claims for breach of fiduciary duties, contribution, and indemnification. The derivative complaint seeks unspecified damages, unspecified corporate governance reforms, restitution, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees.

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

We are a late clinical-stage biopharmaceutical company focused on developing small molecules to restore neuronal health and stop neurodegeneration. Our limited operating history may make it difficult to evaluate the success of our business. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have not completed a potentially pivotal clinical trial, obtained marketing approval for any product candidate, manufactured a commercial scale product candidate, arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product candidate commercialization. Our history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by clinical-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to overcome such risks and difficulties successfully. If we do not address these risks and difficulties successfully, our business will suffer.

We may fail to or be unable to design and execute clinical trials to support marketing approval of fosgonimeton or any of our other product candidates. We cannot be certain that our current or planned clinical trials or any other future clinical trials will be completed on time or be successful. We cannot guarantee that the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities will agree with our study design, protocol or protocol amendments, statistical plan, or interpret clinical trial results as we do, and more clinical trials could be required before we are able to submit applications seeking approval of our product candidates. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential.

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

We are developing fosgonimeton as a small molecule aimed at restoring neuronal health. We have not received regulatory approval for fosgonimeton and cannot be certain that our approach will lead to the development of an approvable or marketable product, alone or in combination with other therapies. The primary endpoint of the ACT-AD trial was not met by protocoled analysis. While we are continuing with the LIFT-AD study, we may not succeed in demonstrating safety and efficacy of fosgonimeton in our LIFT-AD trial or in other clinical trials.

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

Based on the results of our nonclinical and clinical studies to date, we believe fosgonimeton has the potential to rapidly improve cognition and durably restore the lives of patients suffering from AD. However, these ideas and this approach are novel, and we currently have limited data based on our Phase 1a/b and Phase 2 clinical trials to date. We announced topline results from our Phase 2 ACT-AD clinical trial in June 2022. The primary endpoint was not met by protocoled analysis; however, a pre-specified subgroup analysis indicated a potential diminished effect of fosgonimeton when given in combination with add-on standard-of-care AChEIs. A subsequent post hoc analysis of the data from patients on fosgonimeton without background therapy (AChEIs) showed a meaningful, but not statistically significant, improvement in both ERP P300 latency and cognitive performance compared to placebo at 26 weeks. Although post-hoc analyses cannot be used to establish efficacy, these analyses can be helpful in informing the design of current and future clinical studies. Data from our Phase 1a/1b and Phase 2 clinical trials to date were obtained from a relatively small number of subjects and we cannot be certain that future trials involving a larger number of subjects and clinical sites will yield data in support of the safety, efficacy and tolerability of our product candidates. We may ultimately discover that fosgonimeton, or any of our other small molecules, do not possess certain properties required for therapeutic effectiveness. We have limited evidence regarding the efficacy, safety and tolerability of fosgonimeton and other small molecules in our product platform. We may spend substantial funds attempting to develop these product candidates and never succeed in doing so.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical studies and clinical trials that our product candidates are both safe and effective for each target indication. Nonclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the nonclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in nonclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. For example, testing on animals occurs under different conditions than testing in humans and therefore, the results of animal studies may not accurately predict safety and effectiveness in humans. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through nonclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. For example, our Phase 1a/b clinical trial, which enrolled 88 patients, including only 11 patients with mild-to-moderate AD, of whom seven patients were treated with fosgonimeton and the other four patients were randomized to the control, suggested improvements in brain network activity including potentially positive effects on brain function. However, our Phase 2 ACT-AD clinical trial, which included a larger patient population, approximately 60% of which were receiving standard-of-care AChEIs, did not meet its primary endpoint of a change in ERP P300 latency for the full study population. Although a pre-specified subgroup analysis indicated a potential diminished effect of fosgonimeton when given in combination with add-on standard-of-care AChEIs, we cannot be sure that data from future trials will support similar conclusions or the safety, effectiveness or tolerability of fosgonimeton for treatment of AD. Likewise, early, smaller-scale studies and clinical trials with a single or relatively few clinical trial sites may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials across multiple clinical trial sites. Even if data from a pivotal clinical trial are positive, regulators may not agree that such data are sufficient for approval and may require that we conduct additional clinical trials, which could materially delay our anticipated development timelines, require additional funding for such additional clinical trials, and adversely impact our business. Our ability to achieve regulatory approval for fosgonimeton is further complicated by the nature of AD, which historically has been a challenging indication for drug development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence nonclinical studies and clinical trials are never approved as products.

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

From time to time, we may also disclose interim data from our nonclinical studies and clinical trials. For example, in October 2022 we announced that an independent data monitoring committee had conducted an unblinded interim efficacy and futility analysis with respect to our Phase 2/3 LIFT-AD clinical trial. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Additionally, we rely on data received from clinical trials, whether preliminary or final, to inform decisions on future clinical trials, including trial design, trial size, and whether or not to initiate additional clinical trials. For example, in November 2020, we initiated ACT-AD, a P300 Phase 2 clinical trial, to better understand the overall effects of fosgonimeton on working memory processing speed and cognitive measures. Topline results of ACT-AD were announced in June 2022. We used these data to help inform strategic decisions around LIFT-AD and expect to use these data to help inform strategic decisions in the future around current clinical trials and any additional trials that we may initiate. Topline results are based on a preliminary analysis of then-available data, and a more comprehensive and full review of the data may result in different conclusions, which could have a negative impact on our decisions regarding any additional trials for fosgonimeton.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to recruit and enroll a sufficient number of eligible patients to participate in these clinical trials through completion of such trials as required by the FDA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. Patient enrollment may also be affected if our competitors have ongoing clinical trials for programs that are under development for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ programs. Additionally, publicly reported results of our completed clinical trials may impact enrollment of our trials in progress. If we are unable to locate a sufficient number of such patients, our clinical trial and development plans could be delayed.

If we are delayed or unsuccessful in enrolling the desired number of subjects in our trials, whether as a result of the outcomes of prior trials conducted by us, competing clinical trials, overly stringent eligibility requirements, or the ongoing impact of COVID-19 on both clinical trial sites and potential AD subjects, our clinical trial results could be delayed, the costs of our clinical trials could materially increase, and the overall development timeline for fosgonimeton could be negatively impacted. For example, enrollment in our ongoing clinical trials had slowed due to the effects of the COVID-19 pandemic, including governmental restrictions imposed in Australia, where certain of our clinical trial sites are located. In our ACT-AD clinical trial, this slowed recruitment resulted in a change in the timing of topline results from our Phase 2 ACT-AD clinical trial, which were announced in June 2022. We cannot ensure that similar enrollment issues will not occur again in the future. Even if we are successful in enrolling the targeted number of subjects in our trials, the FDA and other regulators may request additional clinical trials with larger numbers of subjects as a condition to any regulatory approval.

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

Product candidates that we may successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. For example, Biogen Inc., Eisai Co., Ltd., and Eli Lilly and Company, are developing product candidates for Alzheimer's disease, which, if approved by the FDA, may increase the availability of competing therapeutics. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see the section titled “Part I, Item 1 – Business—Competition” in our Annual Report on Form 10‑K filed with the SEC on March 28, 2022.

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

We have not generated any revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue. We had net losses of $65.5 million and $38.5 million for the nine months ended September 30, 2022 and 2021, respectively, and an accumulated deficit of $161.4 million as of September 30, 2022.

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

•
initiate additional nonclinical, clinical or other studies for our product candidates, including any potentially pivotal trials with respect to fosgonimeton for the treatment of mild-to-moderate AD in addition to LIFT-AD, and further extend the open label extension of the ACT-AD and LIFT-AD trials;
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
•
incur expenses in connection with legal proceedings, and addressing potential stockholder activism; and
•
experience any delays or encounter issues with any of the above.

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

We will require substantial additional funding to finance our operations, complete the development and commercialization of fosgonimeton, and develop and commercialize other and future product candidates. If we are unable to raise this funding when needed, we may be forced to delay, reduce, or eliminate our product development programs or other operations.

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

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of September 30, 2022, we had cash, cash equivalents and investments of $260.0 million. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

Additional funding may not be available to us on acceptable terms or at all. Any such funding may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail or abandon one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 public health emergency, since March 2020 when foreign and domestic inspections facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In February 2022, the FDA announced that it will resume routine domestic surveillance inspections. The FDA also announced proceeding with previously planned foreign surveillance inspections that have received country clearance and are within the CDC’s Level 1 or Level 2 COVID-19 travel recommendation; otherwise, the inspection would be rescheduled, with the anticipated goal of resuming foreign prioritized inspections in April 2022. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. However, the FDA may not be able to continue its current inspection pace, and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic, travel restrictions, or staffing shortages, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

As of September 30, 2022, our patent portfolio includes one issued U.S. patent, ten pending U.S. patent applications, two issued patents in jurisdictions outside of the U.S., nine pending patent applications in jurisdictions outside of the U.S., and four pending international patent applications filed under the Patent Cooperation Treaty. Our owned patent and patent applications have claims directed to our product candidate fosgonimeton as composition of matter and methods of treatment with fosgonimeton, as well as other small molecule therapeutics. The U.S. patent will expire in June 2037, absent any patent term extensions for regulatory delay. Dr. Kawas is an inventor on these company-owned patents. Our patent portfolio also includes eight issued U.S. patents and approximately 13 patents issued and one patent application pending in jurisdictions outside of the U.S. that are exclusively licensed to us by WSU. The in-licensed patent portfolio includes issued U.S. patents that do not directly cover fosgonimeton as a composition of matter or pharmaceutical formulation, but instead cover the active metabolite of fosgonimeton, which is hexanoic-tyrosine-isoleucine-(6)-amino-hexanoic amide (dihexa), and uses of dihexa. Dr. Kawas is an inventor on five of the in-licensed issued U.S. patents.

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

For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future. As an example, European patent applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). The option of a Unitary Patent will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC.

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

We may develop, acquire, or license intellectual property rights that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). Such “march-in” rights would apply to new subject matter arising from the use of such government funding or grants and would not extend to pre-existing subject matter or subject matter arising from funds unrelated to the government funding or grants. If the U.S. government exercised its march-in rights in our intellectual property rights that are generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants may be vulnerable to damage from computer viruses and unauthorized access. Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public or may otherwise be misused. Cyberattacks are increasing in their frequency, sophistication and intensity. Cyberattacks could include the use or deployment of harmful malware, denial-of-service, social engineering, phishing and other means to misappropriate trade secrets and otherwise misuse or obtain unauthorized access to personal, sensitive, confidential or proprietary information or company resources, affect service reliability, and threaten data confidentiality, integrity and availability. Increases in remote work impacting how our employees work and access our systems could lead to additional opportunities for bad actors to launch cyberattacks or for employees to cause inadvertent security risks or incidents and may amplify the impacts of any security breach or incident. Cybersecurity researchers also have warned of increased cyberattack activity in connection with Russia’s invasion of Ukraine, Our business partners face similar risks, and any security breach of, or security incident impacting, their systems or that they otherwise suffer could adversely affect our security posture. A security breach or incident or privacy violation that leads to loss of or unauthorized use, disclosure or modification of, or access to trade secrets, company resources, personal, sensitive, confidential or proprietary information, including protected health information or other patient information, or that prevents access to patient information, as well as the perception that any of the foregoing has occurred, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, cause us to provide other notification or take other steps in response to such breach or violation, require us to verify the correctness of database contents and otherwise subject us to litigation, claims, investigations, penalties or other liability under laws and regulations, any of which could disrupt our business and/or result in increased costs or loss of revenue or company resources. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of security breaches and incidents.

Despite significant efforts to create security barriers to the above described threats, it is impossible for us to entirely mitigate these risks. To date, we have not experienced any material impact to our business, financial position or operations resulting from cyberattacks or other information security incidents such as phishing, social engineering, ransomware or malware attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of such attacks, our business, financial position or operations could be adversely impacted in the future. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because they change frequently and are generally not detected until after an incident has occurred. If a compromise or other security breach or incident were to occur and cause the loss or corruption of data or interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach or incident were to result in a loss of, or damage to, our data or systems, or inappropriate use, disclosure or modification of personal, sensitive, confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or prevent or identify vulnerabilities or security breaches or incidents, that could adversely affect our business and operations and/or result in the loss of, or inappropriate access to or use of, critical or sensitive information or company resources. Any such interruptions, breaches or incidents, or the perception any have occurred, could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other privacy and security breaches or incidents.

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

Further, the exit of the United Kingdom, or UK, from the EU, referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. The UK has exited the EU and has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of up to the greater of £17.5 million or 4% of global turnover. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place or modify policies and measures to ensure compliance with the GDPR, including as implemented by individual countries, and the UK GDPR, which may cause us to incur liabilities, expenses, costs, and operational losses. Compliance with the GDPR and UK GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite our efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our activities in Europe and the UK.

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

Moreover, as of September 30, 2022, the holders of approximately 5.1 million shares of our common stock are eligible to exercise certain rights, subject to various conditions and limitations, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Our directors, executive officers and significant stockholders own a substantial percentage of our common stock, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, significant holders of our outstanding common stock and their respective affiliates beneficially own a substantial amount of our outstanding common stock as of September 30, 2022. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Athira Pharma, Inc.

Date: November 10, 2022	By:	/s/ Mark Litton
Mark Litton
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Glenna Mileson
Glenna Mileson
Chief Financial Officer (Principal Financial and Accounting Officer)