Form 10-K
period 2022-12-31
Athira Pharma, Inc.
filed 2023-03-23
CIK 1620463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by The Nasdaq Stock Market LLC on such date was approximately $99.0 million. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of March 20, 2023 was 37,944,190.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to stockholders in connection with the 2023 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2022.

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
•
We have concentrated our research and development efforts on the treatment of central and peripheral nervous system degenerative disorders, a field that has seen very limited success in product development.
•
An independent special committee of our board of directors engaged in a review of papers co-authored by our former chief executive officer in connection with her doctoral research at Washington State University, or WSU. The special committee’s findings included that (1) our former chief executive officer altered images in her 2011 doctoral dissertation and at least four research papers that she co-authored while a graduate student at Washington State University, and published from 2011 to 2014, (2) that we cited challenged research papers in certain communications and applications, and (3) that WSU’s dihexa patent, exclusively licensed to us, incorporated certain of these altered images. Washington State University has undertaken a review of claims of potential research misconduct involving our former chief executive officer’s doctoral research at Washington State University. We cannot predict when WSU’s investigation will be completed or what conclusions WSU will reach.
•
We are and may in the future be subject to claims, lawsuits, arbitration proceedings, government investigations and other legal, regulatory and administrative proceedings and face potential liability and expenses related thereto, which could have a material adverse effect on our business, operating results and financial condition.
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
•
If we experience delays or difficulties in the enrollment or retention of patients in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.
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

•
The continuing and potential effects of the novel coronavirus disease, or COVID-19, pandemic or other disease outbreaks could adversely impact our business, including our nonclinical studies and clinical trials.
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
•
Intellectual property discovered or developed through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a manufacturing preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.
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
•
We and certain of our directors and executive officers have been, and may in the future be, named as defendants in lawsuits that could result in substantial costs and divert management’s attention.
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
•
the potential learnings from our ACT-AD trial and LIFT-AD independent unblinded interim efficacy and futility analysis and their ability to inform and improve future clinical development plans;
•
the potential of LIFT-AD to show clinical benefits of fosgonimeton following the September 2022 protocol amendment;
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
•
our ability to obtain and maintain regulatory approval of our product candidates in the United States and other jurisdictions, and any related restrictions, limitations or warnings in the label of any approved product candidate;
•
future agreements with third parties in connection with the commercialization of our product candidates;
•
our plans, capacity and capability relating to the further development and manufacturing of our product candidates, including additional indications for which we may pursue regulatory approval;
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

In this report, “we,” “our,” “us,” “Athira,” and “the Company” refer to Athira Pharma, Inc and its wholly-owned subsidiary.

Item 1. Business.

Overview

At Athira, our scientific philosophy is rooted in the need for a healthy neuronal network to help build, restore, and maintain connections. Loss of neuronal network connections can be an underlying cause for numerous neurological diseases, which in turn may result in the loss of personal connections for people afflicted by these diseases. Our mission is to restore these neuronal networks and, in turn, personal connections by advancing bold therapies for neuronal health, thoughtfully and urgently.

We are a late clinical-stage biopharmaceutical company focused on developing small molecules engineered to restore neuronal health and slow neurodegeneration. Our approach is designed to target the hepatocyte growth factor (HGF), and its receptor, MET neurotrophic system, or HGF/MET system, that is critical to normal brain function and may play a key role in maintaining the health and functioning of neuronal networks. We believe that by acting on the HGF/MET system and its multiple downstream signaling pathways, we may be able to enhance the body’s natural ability to protect and repair neuronal networks by reducing inflammation, promoting regeneration, and reducing disease-specific protein pathologies, thereby positively impacting the course of disease. We aim to achieve these goals by advancing our pipeline of novel small molecule compounds which are designed to and have exhibited properties in enhancing the HGF/MET system in either the central nervous system, or CNS, by crossing the blood brain barrier, or BBB, or the peripheral nervous system, or PNS.

Over time, the body’s innate ability to heal itself deteriorates due to a variety of factors associated with the normal aging process and other internal and external factors leading to various injuries and insults at the cellular and molecular level. In the case of neurodegenerative diseases, where neuronal networks may be damaged due to inflammation, oxidative stress, protein pathologies, excitotoxicity, or synaptic dysfunction, HGF/MET is often reduced, thereby limiting the body’s ability to protect and repair neurodegeneration. Hallmarks of neurodegeneration include neuronal damage, loss of network connectivity, loss of function and, ultimately, disease progression.

Scientific evidence supporting the HGF/MET system as a naturally occurring repair mechanism is backed by over 30 years of research, which includes establishing its multimodal mechanism of action and critical role to healthy nervous system functioning. As a notable example, MET is one of the most stably expressed genes in the adult human brain and is a signature of a healthy, viable nervous system. In Alzheimer’s disease, or AD, neuronal MET expression is reduced in the brains of patients by approximately 25% and 75% in the frontal cortex and hippocampus, respectively. And although evidence supports HGF/MET as an attractive target with its multimodal mechanism of action for combating neurodegenerative diseases, it has proven a difficult drug target. There are approved and in-development gene therapy approaches to increase HGF expression beyond normal physiological levels, but these are limited primarily due to challenges with delivery. Athira has chosen a different path. Athira’s novel approach is to enhance the innate levels of HGF/MET through our proprietary small molecules.

We have developed and tested preclinically a series of potential novel small molecule drug candidates, of which two candidates are in clinical phase, that we believe show promising evidence in modulating or enhancing the HGF/MET system and its neuroprotective, neurotrophic, and anti-inflammatory effects. Our pipeline consists of both BBB permeable and peripherally restricted drug candidates for CNS, PNS and other indications. Today, our most advanced asset is fosgonimeton (formerly known as ATH-1017), which is currently being investigated in a Phase 2/3 clinical trial for mild-to-moderate AD, and a Phase 2 clinical trial for Parkinson’s disease dementia and dementia with Lewy bodies. We are also advancing potential drug candidates for neuropathic pain, amyotrophic lateral sclerosis, or ALS, and other neurodegenerative diseases. Our neuropathic pain drug candidate, ATH-1020, completed a Phase 1 single ascending dose evaluation in healthy volunteers. For ALS, we expect to complete our investigational new drug, or IND, enabling studies with ATH-1105 in 2023, and initiate a Phase 1 clinical trial in 2024.

Our Pipeline

Figure 1 below illustrates the current development stage of our ATH compounds and early discovery and development programs. Our pipeline consists of both BBB permeable and peripherally restricted drug candidates for CNS, PNS and other indications. In addition, we are exploring the use of our ATH compounds in additional indications in the CNS and PNS as we aim to improve neuronal health in multiple neurodegenerative diseases. Our drug discovery efforts are focused on designing and testing new early compounds to enhance the HGF/MET system for a variety of clinical applications.

Figure 1. Summary of Our Preclinical and Clinical ATH Programs.

Fosgonimeton (ATH-1017)

Our lead candidate, fosgonimeton, is a subcutaneously administered, small molecule positive modulator of the HGF/MET system for CNS disorders.

Alzheimer’s Disease

The effects of fosgonimeton in its primary target indication AD are currently being evaluated in Phase 2/3 clinical trials:

•
In vitro studies in primary neuron cultures with fosgonimeton active metabolite, or fosgo-AM, showed enhanced synaptogenesis and neurite outgrowth, supporting the neurotrophic effects of positively modulating HGF/MET. Neurotoxic insults were applied to primary neuron cultures that typically result in neuron death. However, treatment with fosgo-AM offered neuroprotection from several different neurotoxic insults. In an animal model of cognitive deficit and dementia, treatment with fosgo-AM rescued this cognitive impairment. In a separate inflammation-induced animal model of cognitive impairment, fosgonimeton also reversed cognitive deficits. These study results were published in Neurotherapeutics in December 2022 and support the therapeutic potential of fosgonimeton to promote neuroprotective and anti-inflammatory effects and procognitive benefits in animal models of dementia.
•
Fosgonimeton was assessed in a Phase 1a/b clinical trial and was well tolerated in healthy young and elderly volunteers and AD subjects, without serious adverse events. This clinical trial recruited a total of 88 participants, including 11 with mild to moderate AD, who were randomly assigned to active and placebo groups. Findings from the Phase 1 trial provided safety data, as well as translational and supportive evidence of fosgonimeton crossing the BBB and improving brain network activity by significantly improved event-related potential, or ERP, P300 latency. P300 latency is a functional measure that is highly correlated with cognition; however, we have not yet established a connection between these ERP P300 latency results and improved cognition. Trial results were published in the Journal of Alzheimer’s Disease in April 2022, and helped inform the study design of our exploratory Phase 2 ACT-AD and Phase 2/3 LIFT-AD trials.
•
ACT-AD* was a randomized, double-blind, placebo-controlled, parallel-group 26-week exploratory Phase 2 clinical trial in mild-to-moderate AD, with ERP P300 latency as the primary endpoint. Initiated in November 2020, the trial was designed to better characterize the overall effects of fosgonimeton on working memory processing speed and cognitive measures and inform the Phase 2/3 LIFT-AD trial. Topline results for this exploratory Phase 2 ACT-AD trial were announced in June 2022, and the primary endpoint and all secondary endpoints were not met by protocoled analysis. However, a post hoc analysis of results from ACT-AD in a pre-specified subgroup suggested positive effects on measures of cognition, function and neurodegeneration in participants taking fosgonimeton alone without background acetylcholinesterase inhibitors (AChEIs). Additionally, data from post hoc analysis of plasma biomarkers from participants on fosgonimeton without background AChEIs showed descriptive improvements (non-statistically significant) in markers of neuroinflammation and AD-specific protein pathologies when compared to placebo. Fosgonimeton was generally well tolerated in the ACT-AD study, with a favorable safety profile, and there were no treatment-related serious adverse events or deaths observed.
•
LIFT-AD, randomized, double-blind, placebo-controlled, parallel-group 26-week Phase 2/3 clinical trial with fosgonimeton for the treatment of mild-to-moderate AD. In September 2020, we began site initiation and patient screening for LIFT-AD. The primary endpoint for the Phase 2/3 LIFT-AD trial will be measured by the Global Statistical Test, or GST, which is a composite score that combines the scores from cognition (Alzheimer's Disease Assessment Scale-Cognitive Subscale or ADAS-Cog11), and function (Alzheimer’s Disease Cooperative Study-Activities of Daily Living or ADCS-ADL23). Guided by the results from the completed exploratory ACT-AD Phase 2 trial, in September 2022, we proactively amended LIFT-AD to focus on participants not on background AChEIs. In October 2022, we announced that following an unblinded interim efficacy and futility analysis, an independent data monitoring committee recommended continuation of the LIFT-AD trial. The committee also determined that, with the additional enrollment of fewer than 150 participants for a total enrollment of less than 300 participants without background AChEIs, the amended trial will be well powered for the primary endpoint given the preliminary effect size observed. We are targeting to complete enrollment in mid-2023 and report topline data in early 2024.
•
In July 2021, we announced that we are enrolling participants into a 26-week open-label extension study* for our LIFT-AD and ACT-AD clinical trials, which will allow us to collect up to a total of one year of safety data with fosgonimeton. In May 2022, we announced that we extended the 26-week open-label extension study for our LIFT-AD and ACT-AD clinical trials for an additional 12 months, enabling eligible participants who have completed either trial, and elect to participate in the ongoing open label extension, to now receive up to 18 months of open-label treatment with fosgonimeton.

*The ACT-AD trial and the related open-label extension for ACT-AD participants (described further below) was and are supported by a grant from the National Institute on Aging of the National Institutes of Health under Award Number R01AG06268. The information presented is solely the responsibility of Athira and does not necessarily represent the official views of the National Institutes of Health.

Parkinson’s Disease

In Parkinson’s-relevant cell and animal models, treatment with fosgonimeton or fosgo-AM demonstrated significant neuroprotective, neurotrophic and motor function improvements. Fosgo-AM significantly protected against neurotoxic insults and minimized PD-specific toxic protein buildup in neuron models of disease. Neurotrophic effects, with or without neurotoxic insults, were significantly improved following fosgo-AM treatment. Cellular improvements translated to improvements in motor function in several animal models, including improved coordination and balance and strength. These data were presented at the Society for Neuroscience Annual Conference in November 2022.

Fosgonimeton is also being assessed in an exploratory Phase 2 trial, SHAPE, for Parkinson’s disease dementia and dementia with Lewy bodies. Enrollment in the SHAPE trial was closed in October 2022 with 28 participants. Topline data from this exploratory trial are expected to be available in 2023 and will help to inform next steps in this or related disease indications.

ATH-1020

ATH-1020 is a novel small molecule compound designed to be an orally available once-daily treatment, to enhance the HGF/MET system. We filed an Investigational New Drug (IND) application with the FDA for ATH-1020 at the end of 2021, and received notice of acceptance in January 2022. This compound was originally assessed for neuropsychiatric indications in preclinical models as presented at the American Society for Experimental Therapeutics Annual Conference in February 2022. However, upon further characterization, properties of ATH-1020 were found to be more suited for PNS and other neurodegenerative diseases.

Neuropathic Pain

In preclinical models of diabetic neuropathic pain, we demonstrated significant improvements in two separate nerve pain paradigms that are prominent symptoms in people suffering from neuropathic pain. The significant improvements in nerve pain were sustained after seven days of not receiving ATH-1020, suggesting persistent and potentially disease-modifying effects. Data from these studies were presented at the Society for Neuroscience Annual Conference in November 2022. We completed the single ascending dose escalation portion of our Phase 1 trial with ATH-1020 demonstrating a favorable safety profile and which was well-tolerated in healthy volunteers. We plan to evaluate options with this compound and will consider its advancement in relation to other opportunities and resources.

ATH-1105

ATH-1105 is a novel small molecule compound designed to be an orally available once-daily treatment, to enhance the HGF/MET system.

Amyotrophic Lateral Sclerosis (ALS)

In a preclinical model of ALS, treatment with ATH-1105 significantly protected against weight loss, while improving balance, coordination and muscle strength. We additionally reported that treatment with ATH-1105 significantly improved electrophysiological measures of muscle integrity and protected against axon degeneration and demyelination. ATH-1105 treatment also significantly reduced biomarkers of inflammation and neurodegeneration. Study results were presented at the Motor Neurone Disease Association International Symposium in December 2022. Weight loss, motor deficits, inflammatory effects, loss of muscle integrity, nerve degeneration and demyelination are all classical hallmarks of ALS disease; treatment with ATH-1105 significantly improved all of these deficits in the preclinical model tested. IND-enabling studies are ongoing with a target towards completing such studies in 2023 and initiating a Phase 1 clinical trial in 2024.

Early Compounds

In addition to the compounds described above, we have several other compounds in preclinical discovery and development for neurodegenerative diseases, including ATH-1018 and ATH-1019.

Upcoming Pipeline Milestones

•
For AD, we anticipate completing enrollment of our Phase 2/3 LIFT-AD trial for mild-to-moderate AD by mid-2023 and reporting on topline data in early 2024. We also have an ongoing open label extension, or OLEX, trial for completers of ACT-AD and LIFT-AD. As of year-end 2022, greater than 85% of participants who had completed either trial have been enrolled in the OLEX trial. As with any voluntary clinical trial, participant dropout in the OLEX has also been observed.
•
For Parkinson’s disease dementia and dementia with Lewy bodies, topline data from the exploratory Phase 2 trial are expected to be available in 2023 and will help to inform next steps in this or related disease indications.
•
For ALS, treatment with ATH-1105 demonstrated consistent improvements across measures of motor function, nerve function, and neurodegeneration in a mouse model of ALS. We plan to initiate first-in-human studies of this promising product candidate as a treatment for ALS in 2024.

Our Strategy

Our strategic imperative and responsibility to people with neurological diseases is to advance our pipeline of small molecule drug candidates designed to target and enhance this naturally occurring repair mechanism to help build, restore, and maintain healthy neuronal connections. The multimodal mechanism of action of the HGF/MET system has the potential to address complex multifactorial neurological diseases. We are encouraged by the scientific evidence we have generated thus far and will continue adding to the scientific foundation behind this neuroprotective and reparative approach with the potential to transform the treatment paradigm and provide meaningful therapeutic options for AD, PD, ALS, neuropathic pain, and beyond, where limited effective options exist today. Key aspects of our business strategy to achieve these goals are to:

•
Advance fosgonimeton through clinical development for mild-to-moderate AD. We believe fosgonimeton has the potential to rapidly improve cognition and function to help improve the lives of the millions of people suffering from AD who currently have limited therapeutic options. We initiated both the exploratory Phase 2 ACT-AD trial and the ongoing Phase 2/3 LIFT-AD trial in 2020 and have applied learnings from the completed ACT-AD trial to help inform our LIFT-AD trial design. The topline results for our ACT-AD trial were announced in June 2022 and are discussed in further detail in the section of this Annual Report on Form 10-K titled “Business—Our Pipeline.” While the primary and secondary endpoints were not achieved, encouraging results from our post hoc analyses of a subgroup in the ACT-AD trial informed our decision to proactively amend LIFT-AD to focus on participants not on background AChEIs and the independent unblinded interim analysis further supported our decision. We anticipate completing recruitment in LIFT-AD by mid-2023 and reporting topline data in early 2024.
•
Expand the development of fosgonimeton to maximize opportunities in other neurodegenerative diseases. We are developing fosgonimeton as a treatment for mild-to-moderate AD, but over time we aim to expand development to cover more stages of AD. Beyond AD, we believe that fosgonimeton can ultimately address a broader neurodegenerative disease population. To begin this expansion, we initiated an exploratory Phase 2 clinical trial for PDD and DLB at the end of 2021, dosing the first participant in the first quarter of 2022 and completing enrollment with 28 participants in 2022. With the compelling preclinical data recently presented at Society for Neuroscience Annual Conference in November 2022 on the broader potential of fosgonimeton to improve motor function in Parkinson’s disease, we will seek to evaluate trial designs that will further explore fosgonimeton’s therapeutic potential in this complex disease. Topline data from this exploratory trial are expected to be available in 2023 and will help to inform next steps in this or related disease indications.

•
Advance innovative research to expand and develop our ATH pipeline of small molecule drug candidates. Our strategy is to advance drug candidates that show both strong pharmacokinetics and pharmacodynamics, or PK/PD, translation and early predictive clinical data. We plan to continue growing our discovery organization across neurological disorders in general, but with a near-term focus on neurodegenerative diseases, by building upon the strong foundational knowledge of our ATH positive modulators and enhancing the multimodal mechanism of action through the HGF/MET system. It is our goal to advance our pipeline of ATH positive modulators, designed to enhance the body’s naturally occurring repair mechanism, HGF/MET. With several drug candidates in development, we will prioritize development to potentially address a wide range of clinical applications ranging from CNS and PNS diseases to other indications. One such candidate is ATH-1105, currently in IND-enabling studies for ALS.
•
Optimize the value of fosgonimeton and other positive modulators of the HGF/MET system in major markets. We own worldwide rights to fosgonimeton as well as our pipeline of proprietary small molecule candidates. We plan to develop and pursue approval of fosgonimeton and other future candidates across major markets. Where appropriate, we may use strategic collaborations or partnerships to accelerate development and maximize the commercial potential of our programs.

Mechanism of Disease

Causes of neurodegenerative diseases are not fully understood as these diseases are complex with several contributing factors including inflammation, oxidative stress, neurotoxicity, excitotoxicity, synaptic dysfunction, and protein pathologies that ultimately lead to neuronal damage, neuronal network degeneration and a decline in function. Intrinsic to these diseases is the disruption of a healthy neuronal network that can be overcome and repaired or maintained when the body’s natural repair mechanisms are intact. However, a loss of or reduction in ability of the body to repair itself can lead to dysregulation that then manifests as symptoms and overall functional decline. One such naturally occurring repair mechanism is the HGF/MET system.

Scientific evidence supporting the HGF/MET system as a naturally occurring repair mechanism is backed by over 30 years of research. As a notable example, MET is one of the most stably expressed genes in the adult human brain and is a signature of a healthy, viable nervous system, In AD, neuronal MET expression is reduced in the brains of participants by approximately 25% and 75% in the frontal cortex and hippocampus, respectively. And although evidence supporting HGF/MET as an attractive target with a multimodal mechanism of action for neurodegenerative diseases exists, it has not been an easily druggable target. There are approved and in-development gene therapy approaches to increase HGF expression beyond normal physiological levels, but these are limited as potentially viable treatment options for neurological disorders due to more invasive delivery requirements, such as intrathecal or intravenous, or locally restricted to the periphery, such as via intramuscular routes of administration.

To date, drug developers have been deploying approaches that typically address only a single factor of the cascade of pathologies that lead to neurodegeneration, yet translating early successful results to meaningful clinical benefit has been mixed if not elusive. We believe that to address such complex and multifactorial diseases requires a novel multimodal approach, such as targeting the HGF/MET system through non-invasive or minimally invasive HGF-dependent small molecules that enhance innate levels of HGF/MET activation to protect and repair neuronal networks.

Mechanism of Action

We have developed a pipeline of small molecule positive modulators designed to enhance the HGF/MET system and promote its neuroprotective, neurotrophic and anti-inflammatory effects, including protection of neurons from a variety of insults. Our potential novel small molecules are designed to cross the blood-brain barrier for CNS disorders or remain in the periphery for PNS and other indications, and mechanistically provide a series of multimodal effects that support its therapeutic promise to: reduce inflammation, promote regeneration, provide neuroprotection, and, ultimately, slow disease progression.

Figure 2 below shows the hypothesized mechanism of action of ATH positive modulators and the cellular disease state where diseased neurons produce a biomarker of neurodegeneration, neurofilament light chain, or NfL, as well as other signature markers of neuronal damage. Contributing to a diseased neuron are also proinflammatory cytokines produced by activated microglia. In the treated neuron state where ATH positive modulators are designed to enhance HGF/MET signaling to promote neuroprotective and neurotropic pathways, reduced neuron degeneration and NfL production occurs while the treated glia show reduced activation and production of proinflammatory cytokines, thereby ATH positive modulators are reducing neurodegeneration and inhibiting neuroinflammation through HGF/MET.

Figure 2. Hypothesized Mechanism of Action of ATH Positive Modulators.

ATH Positive Modulators
HGF
MET Receptors
Diseased Neuron
Treated Neuron
Cytokines
NfL
Activated Microglia
Positive modulation of HGF/MET on the neuron activates neuroprotective and neurotrophic pathways
Treated Glia
Positive modulation of HGF/MET on the glia inhibits neuroinflammation

As ATH positive modulators interact with HGF/MET, neurotrophic and neuroprotective pathways are activated downstream, including the activation of the extracellular-signal regulated kinase, or ERK and protein kinase B, or AKT pathways, which play critical roles in protecting neurons from damage and death, including from oxidative stress, excitotoxicity, and apoptosis. Figure 3 below shows cell culture data demonstrating one of the key mechanisms of action of ATH positive modulators is through activation of ERK and AKT via MET activation.

Figure 3. Enhancement of HGF/MET by Fosgonimeton Active Metabolite Activates ERK and AKT Signaling Pathways.

Data presented as mean + SEM. Statistics applied: One-way ANOVA with Tukey’s multiple comparisons.

** p<0.01; *** p<0.001 vs. HGF only.

AKT, protein kinase B; ERK, extracellular-signal regulated kinase; Fosgo-AM, fosgonimeton active metabolite; GSK3b, glycogen synthase kinase-3 beta; HGF, hepatocyte growth factor.

Positively modulating HGF/MET promotes its multimodal effects, which we believe can potentially address the complex pathology in neurodegenerative diseases. These positive multimodal effects taken together may lead to improvement in function. Figure 4 below illustrates the protect and repair therapeutic potential of enhancing the HGF/MET system.

Figure 4. ATH Compounds are Designed to Protect and Repair Neuronal Networks.

REPAIR
PROTECT
Improves function
Anti-inflammatory
HGF
ATH
Positive Modulators
MET
P
P
Neurotrophic
ERK
AKT
GSK3β
Reduces protein pathology
Neuroprotective

Preclinical Evidence

Fosgonimeton is also being assessed in multiple preclinical studies, including in vitro assays and several animal models of neurodegenerative diseases, including AD and PD.

ATH Positive Modulator, Fosgonimeton, for AD and PD

Several preclinical studies support the therapeutic potential of our drug candidates through positively modulating HGF/MET, which leads to significant enhancement of downstream pathways that promote its multimodal effects. Studies in cultured hippocampal primary neuron cultures with the active metabolite of fosgonimeton (fosgo-AM) showed enhanced synaptogenesis and neurite outgrowth, supporting the neurotrophic effects of fosgonimeton (Figure 5).

Figure 5. Neurotrophic Effects of ATH Positive Modulator, Fosgo-AM in Hippocampal Neurons.

Synaptogenesis assay immunostained with Synaptobrevin II; Neurite outgrowth cultures immunostained for β-tubulin III.

Data presented as mean + SEM. Statistics applied – 1-way ANOVA with Dunnett posttest for synaptic count; Unpaired t-test for neurite outgrowth *p<0.05; ****p<0.0001 vs. Control. Scale bar = 20 µm.

Fosgo-AM, fosgonimeton active metabolite; HGF, hepatocyte growth factor.

To demonstrate potential for neuroprotection, neurotoxic insults were applied to primary neuron cultures that typically result in neuron death. However, treatment with fosgo-AM, across all concentrations tested, offered neuroprotection from several different insults including neurotoxicity, excitotoxicity, neuroinflammation and oxidative stress (Figure 6).

Figure 6. Neuroprotection by Fosgo-AM across Several Neurotoxic Insults in Primary Cortical Neurons.

MPP+-induced Neurotoxicity
% Cell Viability
150
100
50
0
***
***
***
***
***
MPP+, 500 μM – + + + + +
Fosgo-AM, nM – – 1 10 100 1000
Glutamate-induced Excitotoxicity
% Cell Viability
150
100
50
0
***
**
**
***
**
Glutamate, 25 μM – + + + + +
Fosgo-AM, nM – – 1 10 100 1000
LPS-induced Neuroinflammation
% Cell Viability
150
100
50
0
***
*
***
**
**
LPS, 1 μM – + + + + +
Fosgo-AM, nM – – 1 10 100 1000
H2O2-induced Oxidative Stress
% Cell Viability
150
100
50
0
***
***
***
***
***
H2O2, 1 μM – + + + + +
Fosgo-AM, nM – – 1 10 100 1000

Data are presented as mean + SEM. Statistical differences were determined by one-way ANOVA followed by Tukey's multiple comparison post-test. *p<0.05; **p<0.01; ***p<0.001 compared with insult control.

Fosgo-AM, fosgonimeton active metabolite; H2O2, hydrogen peroxide; LPS, lipopolysaccharide; MPP+, methyl-4-phenylpryidinium.

Aggregated amyloid-β or Aβ, proteins are hallmarks of AD and are neurotoxic. In a neuronal cell model, applied Aβ leads to neurotoxicity and activation of phosphorylated Tau, or pTau proteins. Treatment with fosgo-AM significantly reduced pTau protein pathology and protected neurons from degeneration induced by Aβ (Figure 7). In images below, green represents neuronal marker, microtubule-associated protein 2, or MAP-2, and red represents pTau staining. The left most image shows cortical neurons not exposed to Aβ toxin where MAP-2 positive neurons are healthy and abundant. In Aβ-toxic conditions, treatment with fosgo-AM significantly rescued the number of healthy cortical neurons and reduced pTau toxic protein pathologies, as shown in the right most image, compared to the middle image also under Aβ-toxic conditions but treated with vehicle only. Quantified effects of reduced toxic Aβ- induced neuron death and Tau phosphorylation are shown in the bar charts.

Figure 7. Fosgo-AM Reduces Protein Pathology Associated with AD and Protects against Amyloid-β-induced Neurodegeneration in Primary Cortical Neurons.

Data presented as mean + SEM. Statistics applied: Aβ assay: One-way ANOVA with Dunnett’s posttest. ***p<0.001 versus Aβ Control. Scale bar: 100 µm.

Aβ, amyloid beta; AT100, hyperphospho-tau antibody; fosgo-AM, fosgonimeton active metabolite; MAP-2, microtubule-associated protein-2.

In an inflammation-induced animal model of cognitive impairment using lipopolysaccharide, or LPS, fosgonimeton significantly improved diverse biomarkers of inflammation: interleukin-1β, or IL-1β; interleukin-6, or IL-6; and tumor necrosis factor-α, or TNF-α (Figure 8).

Figure 8. Treatment with Fosgo-AM Improves Biomarkers of Inflammation in an LPS-animal Model of Cognitive Impairment.

Data presented as mean + SEM. Statistics applied: 1-way ANOVA with Dunnett’s test. *p<0.05; **p<0.01; ***p<0.001 vs. LPS Control.

Fosgo-AM, fosgonimeton active metabolite; IL-1β, interleukin 1 beta; IL-6, interleukin 6; LPS, lipopolysaccharide; TNF-α, tumor necrosis factor alpha.

In the LPS-induced animal model of cognitive impairment, fosgonimeton also significantly reversed cognitive deficits (Figure 9). Treatment with fosgo-AM also rescued cognitive impairment in a second animal model of cognitive deficit and dementia. These study results were published in Neurotherapeutics in December 2022 and support the therapeutic potential of fosgonimeton promoting neuroprotective and anti-inflammatory effects and procognitive benefits in animal models of dementia.

Figure 9. Fosgonimeton Reverses Cognitive Deficits Caused by LPS.

Data presented as means + SEM. Statistics applied: One-way ANOVA with Dunnett’s multiple comparisons.

*** p<0.001; **** p<0.0001 vs. LPS Control.

LPS, lipopolysaccharide.

In PD-relevant cell and animal models, treatment with fosgonimeton or fosgo-AM demonstrated significant neuroprotective, neurotrophic and motor function improvements. Data supporting these findings were presented at the Society for Neuroscience Annual Conference in November 2022.

Fosgo-AM significantly protected against neurotoxic insults and minimized PD-specific toxic protein buildup in neuron models of disease. Figure 10 below shows results from cell models of PD exposed to the neurotoxin rotenone. TH+ staining in green identifies dopaminergic neurons, the affected neurons in PD, and α-synuclein staining in red identifies toxic proteins of PD pathology. The left most image shows cultures not exposed to rotenone toxin where TH+ dopaminergic neurons are healthy and abundant with robust processes. In rotenone-toxic conditions, treatment with fosgo-AM significantly rescued the number of healthy dopaminergic neurons and reduced toxic α-synuclein aggregation, as shown in the right most image, compared to the middle image showing cultures exposed to rotenone but treated with vehicle only. Quantified effects of reduced rotenone-induced dopaminergic neuron death and α-synuclein aggregation are shown in the bar charts.

Figure 10. Fosgo-AM Reduces α-synuclein Aggregation and Protects Neurons from Degeneration Induced by the Neurotoxin Rotenone in Primary Mesencephalic Neurons.

Data presented as mean + SEM. Statistics applied: 1-way ANOVA with Fisher least significant difference test. ***p<0.001 versus Rotenone Control.

α-syn; alpha synuclein; fosgo-AM, fosgonimeton active metabolite; TH, tyrosine hydroxylase.

Cellular improvements translated to improvements in motor function in several experimental paradigms, including improved coordination and balance and strength. Figure 11 below are two examples of improved motor function in the grip strength and rotarod tests where treatment with fosgonimeton rescues grip strength and balance and coordination deficits in a 6-hydroxydopamine, or 6-OHDA, animal model of PD.

Figure 11. Fosgonimeton Rescues Grip Strength and Balance and Coordination Deficits in an Animal Model of PD.

Data presented as means ± SEM. Statistics applied: 2-way ANOVA with Dunnett test. Statistical significance indicated with * represent sham control versus disease control; # represent fosgonimeton versus disease control. For all symbols: *p<0.05; **p<0.01; ***p<0.001; ****p<0.0001 versus disease control.

6-OHDA, 6-hydroxydopamine.

ATH Positive Modulator, ATH-1020, for Neuropathic Pain

ATH-1020 is an oral small molecule drug candidate being assessed as a potential treatment for neuropathic pain. Enhancing HGF/MET signaling promotes neuroprotective, neurotrophic, and anti-inflammatory effects, and as neuropathic pain disorders, including diabetic neuropathy, have components of oxidative stress, nerve damage, and inflammation, positive modulation of the HGF/MET pathway may provide therapeutic benefit in these disease areas. Data below were presented at the Society for Neuroscience Annual Conference in November 2022.

In animal models of diabetic neuropathy, or DNP, hypersensitivity to mechanical and thermal pain are commonly experienced, which are also representative of symptoms in people with neuropathic pain. Shown in Figure 12 below, treatment with ATH-1020 significantly reduced pain behaviors over the testing period compared to DNP controls alone, shown in the red bars. Normal controls shown in grey; pregabalin, a positive control as an approved therapy for neuropathic pain, shown in green, and treatment with ATH-1020 shown in blue.

Figure 12. Reduced Mechanical and Thermal Pain Behaviors Following ATH-1020 Treatment.

Data presented as means + SEM. ****p<0.0001 using one-way ANOVA with Dunnett test vs DNP control.

ANOVA, analysis of variance; AUC, area under the curve; DNP, diabetic neuropathic pain; PWL, paw withdrawal latency; PWT, paw withdrawal threshold.

Persistence of reduced pain behaviors following ATH-1020 treatment were assessed after a short-term (23-hour) or a long-term (7-day) washout period. Study results demonstrated that even after short- and long-term washout periods, where no drug is present, the effects of ATH-1020 reduction of pain behaviors remained persistent, suggesting a potential disease modifying effect (Figure 13).

Figure 13. Persistent Pain Reduction after 7-day Washout Following ATH-1020 Treatment.

Data presented as means + SEM. *p<0.05; **p<0.01; ****p<0.0001 using one-way ANOVA with Dunnett test vs DNP control.

ANOVA, analysis of variance; AUC, area under the curve; DNP, diabetic neuropathic pain; PWL, paw withdrawal latency; PWT, paw withdrawal threshold.

ATH Positive Modulator, ATH-1105, for ALS

ATH-1105 is an oral small molecule drug candidate being assessed as a potential treatment for ALS. In a spinal motor neuron model, ATH-1105 significantly protected against neuron death by excitotoxicity with glutamate, while reducing proteotoxic TAR DNA-binding protein 43, or TDP-43, protein aggregates. Figure 14 summarizes the data with images of spinal motor neurons in green, MAP-2, and cytoplasmic TDP-43 protein in red. In the control image on the left with no excitotoxic insult (glutamate), there’s little overlap of healthy MAP-2 neurons with TDP-43. When glutamate is applied to the motor neuron cultures, there’s an overall reduction in the number of neurons and increased TDP-43 in the nucleus as shown by overlapping red-green staining in the middle image. When cell cultures were treated with ATH-1105, the effect of toxic impact on overall number of motor neurons and overlapping red-green staining with toxic TDP-43 proteins in the nucleus was significantly reduced, as seen in the right most image and as quantified in the bar charts.

Figure 14. ATH-1105 is Neuroprotective Against Excitotoxic Insult and Reduces Toxic TDP-43 Proteinopathy in Spinal Motor Neurons.

Data presented as mean + SEM. Statistics applied: 1-way ANOVA with Fisher least significant difference test. *p<0.05; **p<0.01; ***p<0.001 versus Glutamate Control. Scale bar: 100 µm.

MAP-2, microtubule-associated protein-2; TDP-43, TAR DNA-binding protein 43.

Using an ALS animal model, treatment with ATH-1105 significantly preserved body weight compared to ALS disease control animals treated with vehicle only. Data from wild-type, or WT, healthy control animals are shown in gray and ALS disease control animals in red. Animals treated with ATH-1105, shown in blue, are indistinguishable from the healthy controls. These animals continue to gain body weight, which may suggest overall improved health (Figure 15).

Figure 15. Treatment with ATH-1105 Significantly Protects Against Loss of Body Weight in Animal Model of ALS.

Data presented as mean ± SEM. Statistical significance was determined by 2-way ANOVA with the Dunnett test versus ALS + vehicle. **p<0.01; ***p<0.001.

ALS, amyotrophic lateral sclerosis; TDP-43, TAR DNA-binding protein 43; WT, wild-type.

Biomarkers of inflammation and neurodegeneration were also assessed and were significantly reduced following treatment with ATH-1105 in animal model of ALS (Figure 16). These results support the anti-inflammatory and neuroprotective effects by enhancing HGF/MET through ATH-1105. In this animal model and in ALS in humans, inflammation plays a significant role in disease pathology. In ALS disease control animals, significant increases in TNF-alpha and IL-6, which are pro-inflammatory cytokines, were observed compared to WT healthy control animals. However, when ALS animals were treated with ATH-1105 significant reductions in both TNF-alpha and IL-6 were observed, demonstrating anti-inflammatory effects. Consistent with the neuroprotective effects from cell models, a significant reduction in NfL (marker of neurodegeneration) in ALS animals treated with ATH-1105 was observed, which is indicative of neuroprotection.

Figure 16. ATH-1105 Improves Biomarkers of Inflammation and Neurodegeneration in an ALS Animal Model.

Data presented as mean ± SEM. Statistical significance was determined by 2-way ANOVA with the Dunnett test versus ALS + vehicle. ****p<0.0001.

ALS, amyotrophic lateral sclerosis; IL-6, interleukin 6; NfL, neurofilament light chain; TDP-43, TAR DNA-binding protein 43; TNF-α, tumor necrosis factor alpha; WT, wild-type.

Treatment with ATH-1105 in animal model of ALS protects against axon degeneration and demyelination as observed from histological examination of the sciatic nerve. Figure 17 below includes cross section images of the sciatic nerve where healthy large diameter axons surrounded by a healthy myelin sheath are seen in the left image of nerves from WT healthy control animals. In the sciatic nerve image from ALS disease control animals in the middle, a marked reduction in axon size occurs –degenerating axons are noted by the black arrows and examples of demyelination by the red stars. In contrast, when ALS animals are treated with ATH-1105, sciatic nerve integrity is preserved with a healthy population of large diameter axons and normal levels of myelin. Graphs below the images are quantified data showing a significant rescue of the number of axons and increase in overall average axonal diameters or preservation of large diameter motor neurons in ALS animals treated with ATH-1105 compared to ALS disease control animals. Myelin g-ratio informs relative thickness of the myelin versus axon diameter; in the bar chart below, treatment with ATH-1105 significantly improved this measure compared to ALS disease control animals, suggestive of normalized sciatic nerve myelination.

Figure 17. Treatment with ATH-1105 Protected Against Axon Degeneration and Demyelination in Animal Model of ALS.

Graphical representation of the number of axons (per 100 µm2), axonal diameter (in micrometers), and mean of myelin g-ratio, defined as the ratio of the inner axonal diameter to the total axonal diameter, following 2 months of treatment. Data presented as mean + SEM. Statistical significance was determined by 1-way ANOVA with the Dunnett test versus ALS + vehicle. ****p<0.0001.

ALS, amyotrophic lateral sclerosis; TDP-43, TAR DNA-binding protein 43; WT, wild-type.

Further analyses of electrophysiological and behavioral assessments indicated the protection of the motor neurons with ATH-1105 translated to improved nerve and motor function (Figure 18). Compound muscle action potential, or CMAP, and nerve conduction velocity, or NCV, are two electrophysiological measures of sciatic nerve function. Treatment with ATH-1105 in animal model of ALS demonstrated consistent and significant improvements of nerve function compared ALS disease control animals.

Two examples of motor function improvements are shown by the balance beam and grip test, assessments of balance and coordination, and strength. ALS disease animals showed significant motor impairments compared to WT healthy control animals. ATH-1105 treatment in animal model of ALS led to significant improvements in both the balance beam and grip tests compared to the vehicle treated ALS disease animals, demonstrating improved motor function. Other motor behaviors assessing balance, coordination and muscle strength were rotarod and Kondziela screen test. Across all motor function measures, significant improvements were seen in ALS disease animals treated with ATH-1105 compared to ALS disease control animals.

Figure 18. Treatment with ATH-1105 Improves Nerve and Motor Function in ALS Animals.

Data presented as mean ± SEM. Statistical significance was determined by 2-way ANOVA with the Dunnett test versus ALS + vehicle. *p<0.05; **p<0.01; ***p<0.001; ****p<0.0001.

ALS, amyotrophic lateral sclerosis; CMAP, compound muscle action potential; NCV, nerve conduction velocity; TDP-43, TAR DNA-binding protein 43; WT, wild-type.

Study results were presented at the Motor Neuron Disease Association Annual Conference in December 2022. Weight loss, motor deficits, inflammatory effects, loss of muscle integrity, nerve degeneration and demyelination are all classical hallmarks of disease in people with ALS; treatment with ATH-1105 significantly improved all of these deficits preclinically. IND-enabling studies are ongoing with a target towards completing such studies in 2023 and initiating a Phase 1 clinical trial in 2024.

Clinical Trials

Phase 1 Clinical Trial

The IND for fosgonimeton in AD was submitted in September 2017. Since then, we have completed our Phase 1 clinical trial, which enrolled a total of 88 participants, including 48 healthy young male participants (mean age = 33.4 ± 6.3), 29 healthy elderly participants (mean age = 63.8 ± 4.0; 14 male, 15 female), and 11 AD participants (mean age = 69.2 ± 7.1; 5 male, 6 female, median [range] MMSE = 20 [5–29]) was completed in 2019. In both the single ascending dose, or SAD and multiple ascending dose, or MAD parts of the trial, fosgonimeton was well tolerated, without serious adverse events. All participants were randomly assigned to active and control groups. Findings from the Phase 1 trial provided safety data, as well as translational and supportive evidence in the form of qEEG measures to evaluate effects of fosgonimeton on brain activity in study participants. Results from qEEG measures demonstrated fosgonimeton crossing the BBB and improving brain network activity by significantly improved event-related potential or ERP, P300 latency, a measure of working memory processing speed, over 8-days. Trial results were published in the Journal of Alzheimer’s Disease in April 2022, and helped inform the study design of our exploratory Phase 2 ACT-AD and Phase 2/3 LIFT-AD trials.

Phase 2 ACT-AD Trial*

ACT-AD was a randomized, double-blind, placebo-controlled, parallel-group 26-week trial evaluating fosgonimeton in participants with mild-to-moderate Alzheimer’s disease. The trial enrolled 77 participants in the United States and Australia (age 55 to 85 years, Mini-Mental State Exam (MMSE) score of 14-24 and Clinical Dementia Rating, or CDR, scale global score of 1 or 2). Participants were allowed to continue receiving background acetylcholinesterase inhibitors, or AChEIs; 60% remained on stable doses of AChEIs and 40% were not receiving AChEIs during the study. Participants were randomized 1:1:1 to receive placebo or fosgonimeton at either 40 mg/day or 70 mg/day. The primary endpoint for ACT-AD was ERP P300 latency, a measure of working memory processing speed, measured by change from baseline averaged over Weeks 12, 16, 20, and 26. Secondary endpoints included correlation of change from baseline in ERP P300 latency with a composite score of cognition and executive memory defined by the Alzheimer's Disease Assessment Scale-Cognitive Subscale, or ADAS-Cog11, and the Controlled Oral Word Association Test, or COWAT; various composite scores of clinical assessments as measured by the GST, Alzheimer’s Disease Cooperative Study-Clinical Global Impression of Change, or ADCS-CGIC, a measure of global clinical change; and Alzheimer’s Disease Cooperative Study-Activities of Daily Living, 23-item version, or ADCS-ADL23, a measure of functional change as well as measures of caregiver burden, quality of life, resource utilization, and psychiatric symptoms. Plasma samples were also bio banked for future analysis. Safety data were evaluated throughout.

ACT-AD was completed in 2022; topline data was reported in June 2022, later presented at the Alzheimer’s Association International Conference in August 2022, and in early 2023 was finalized. The recently finalized data show some numerical differences from the previously reported preliminary topline data, which we had reported were not statistically significant (n.s.). As reported previously, we did not meet the primary endpoint of a statistically significant change in ERP P300 latency by protocoled analysis nor did we meet the secondary endpoints. However, the data showed a numerical improvement in the functional measure of ADCS-ADL23, which evaluates participants’ activities of daily living as assessed by their caregivers, compared to placebo at 26 weeks (41% or +1.7 points improvement, n.s.). Although not statistically significant, a post hoc analysis of results from ACT-AD in a pre-specified subgroup suggested positive effects on measures of working memory processing speed and cognition, plus improvements in plasma biomarkers of neurodegeneration, inflammation and AD-specific protein pathologies in participants taking fosgonimeton alone without background AChEIs. All data and analyses presented are from pooled 40mg and 70mg of fosgonimeton. During the ACT-AD trial, fosgonimeton, at either dose, was generally well tolerated with a favorable safety profile, and there were no treatment related serious adverse events or deaths observed.

Based on the recently finalized post hoc analysis, in participants treated with fosgonimeton alone, a potentially beneficial change in ERP P300 latency (-28 milliseconds, n.s.), as well as cognitive improvement, as measured by ADAS-Cog11 (74% or -3.0 points, n.s.), compared with placebo at 26 weeks was observed (Figure 19).

Figure 19. Treatment with Fosgonimeton Results in Consistent Directional Improvements in Working Memory Processing Speed and Cognition.

Data from ACT-AD were additionally analyzed post hoc for effects across plasma biomarkers in participants treated with fosgonimeton without background AChEIs. In concert with the multimodal mechanism of action, targeting the HGF/MET system with fosgonimeton resulted in directional improvements across fluid biomarkers of inflammation and AD-specific protein pathologies, and a statistically significant improvement in neurodegeneration, all of which are pending further analysis and clinical investigation in our ongoing Phase 2/3 LIFT-AD clinical trial.

Figure 20 below shows that treatment with fosgonimeton appears to improve neuroinflammation in mild-to-moderate AD as measured by glial fibrillary acidic protein, or GFAP, and chitinase-3-like protein 1, or YKL-40. The observed nominal GFAP improvement and statistical trend in YKL-40 improvement, plus the magnitude of decrease below baseline for those on active treatment is encouraging in this continuously progressive condition and indicates the translation of the anti-inflammatory effects of fosgonimeton.

Figure 20. Treatment with Fosgonimeton Appears to Improve Neuroinflammation.

Treatment with fosgonimeton additionally resulted in a statistical trend and directional improvements in plasma biomarkers of AD-specific protein pathologies, Aβ and pTau, respectively. The changes observed, as shown in Figure 21, continue to support the relevance of targeting the HGF/MET system and its relevance to AD, with a potentially disease-modifying effect by impacting these protein pathologies.

Figure 21. Treatment with Fosgonimeton Induces Directional Improvements in Protein Hallmarks of AD.

Supportive of the potentially neuroprotective mechanism of action of HGF/MET, treatment with fosgonimeton showed a statistically significant improvement in NfL (an objective marker of neurodegeneration) levels, even to the extent of improvement below baseline (Figure 22). This decrease of NfL below baseline levels (-6.49 pg/mL, p=0.0241), is suggestive of repair in this continuously progressive condition.

Figure 22. Treatment with Fosgonimeton Shows Neuroprotective Effects.

With the potential of fosgonimeton to be both neuroprotective and anti-inflammatory for AD, we assessed the relevance or predictive value of these biomarkers potentially translating to clinical effects. A correlation analysis of NfL and GFAP with the GST, a composite endpoint of cognition (ADAS-Cog11), and function (ADCS-ADL23), and the primary endpoint of our ongoing Phase 2/3 LIFT-AD trial was performed. In Figure 23, scatterplots from the full ACT-AD trial population are shown with the change from baseline, or CFB, in the GST on the Y axis and on the X axis, CFB in NfL on the left and GFAP on the right, respectively. From this analysis, we showed the statistically significant correlation between clinical and plasma biomarker improvements, and despite the limited trial size, these data support the interpretation of the clinical results.

Figure 23. Decreases in Disease-State Biomarkers Significantly Correlate with Improvements in Cognitive and Functional Measures.

The consistent clinical effects and plasma biomarker data from this exploratory Phase 2 ACT-AD trial clinical effects and plasma biomarkers continue to support the multimodal mechanism of action by enhancing the HGF/MET system through fosgonimeton and suggests that fosgonimeton may have potential benefit for Alzheimer’s patients.

*The ACT-AD trial and the related open-label extension for ACT-AD participants was and are supported by a grant from the National Institute on Aging of the National Institutes of Health under Award Number R01AG06268. The information presented is solely the responsibility of Athira and does not necessarily represent the official views of the National Institutes of Health.

Phase 2/3 LIFT-AD Trial

LIFT-AD is a randomized, double-blind, placebo-controlled, parallel-group 26-week Phase 2/3 clinical trial with fosgonimeton for the treatment of mild-to-moderate AD. In September 2020, we began site initiation and patient screening. The primary endpoint for LIFT-AD will be measured by the GST, which is a composite score of cognition (ADAS-Cog11) and function (ADCS-ADL23). Guided by the results from the completed exploratory Phase 2 ACT-AD trial, in September 2022, we proactively amended LIFT-AD to focus on participants not on background AChEIs. Though going forward we are focusing on LIFT-AD recruitment of participants without background AChEIs, an unblinded adjudication of drug safety was performed by the drug safety monitoring board, which resulted in no serious adverse findings to date for both participants on or off background AChEIs.

An independent data monitoring committee, or DMC, consisting of one neurologist and two biostatisticians, performed an unblinded efficacy and futility interim analysis using a 2011 published method by Mehta and Pocock. This adaptive method enables a sample-size re-estimation based on actual observed interim data based on our co-key secondary endpoints, ADAS-Cog11 and ADCS-ADL23, which these two endpoints inform our primary endpoint, GST.

Pre-specified constraints were protocolled in the interim statistical analysis plan, or SAP, which consisted of a sample size range with a maximum enrollment limit, and a minimum target power. The formal efficacy analysis was then based on approximately 100 completers at week 26 (end of the double-blind treatment period) without background AChEIs. The primary analysis used was a mixed model for repeated measures, or MMRM, to compare the change from baseline in the GST between fosgonimeton treatment and placebo. Two potential outcomes were also pre-specified: 1) to stop the study for futility or 2) to continue the enrollment within the pre-specified range to achieve an adequate target power for the primary endpoint.

Following this interim analysis, the DMC recommended to “continue LIFT-AD study” and also determined that, with the additional enrollment of fewer than 150 participants for a total enrollment of less than 300 participants without background AChEIs, the study will be well-powered for the primary endpoint given the preliminary effect size observed.

Figure 24 below shows the pre-specified decision framework and potential outcomes for the primary GST composite endpoint of cognition (ADAS-Cog11) and function (ADCS-ADL23). The shaded area in grey was pre-determined as the futility zone where the recommended sample size would exceed Athira's pre-specified maximum and shaded in green are the GST combinations resulting in a recommendation from the DMC to continue the study.

Figure 24. Independent Data Monitoring Committee Recommends to Continue LIFT-AD after Unblinded Interim Analysis Using a Published Methodology and Pre-Specified Decision Framework.

The results from the DMC unblinded analysis give us confidence in a potentially positive outcome for LIFT-AD. Stringent evaluation criteria were applied based on validated and clinically meaningful cognitive and functional outcomes, which support the potential clinical benefits and underscores the rationale for continued development of fosgonimeton. LIFT-AD trial is ongoing and with anticipated enrollment completion by mid-2023 and reporting topline data in early 2024.

Open Label Extension Trial

In July 2021, we announced that we are enrolling patients into an optional 26-week open-label extension, or OLEX, trial for our LIFT-AD and ACT-AD clinical trials. In May 2022, we announced a further extension of the 26-week OLEX for our LIFT-AD and ACT-AD clinical trials for an additional 12 months, enabling eligible participants who have completed either trial, and elect to participate in the ongoing OLEX, to now receive up to 18 months of open-label treatment with fosgonimeton, which will allow us to collect up to a total of two years of safety data with fosgonimeton. As of year-end 2022, greater than 85 percent of patients who have completed either study have elected to participate in the OLEX study.

Exploratory Phase 2 SHAPE Trial

Fosgonimeton is also being assessed in a randomized, double-blind, placebo-controlled, parallel group exploratory Phase 2 clinical trial, SHAPE, for Parkinson’s disease dementia and dementia with Lewy bodies. We enrolled a total of 28 participants and plan to evaluate the learnings from trial results to help determine next steps for this program. With the compelling preclinical data presented at Society for Neuroscience Annual Conference in November 2022 on the broader potential of fosgonimeton to improve motor function in Parkinson’s disease, we will seek to evaluate trial designs that will further explore fosgonimeton’s therapeutic potential in this complex disease. Topline data from this exploratory trial are expected to be available in 2023 and will help to inform next steps in this or related disease indications.

Phase 1 Trial with ATH-1020 in Healthy Volunteers

ATH-1020 is an oral small molecule drug candidate for neuropathic pain that is being assessed in an ongoing Phase 1 trial that completed the single-ascending dose escalation phase. ATH-1020 demonstrated a favorable safety profile and was well-tolerated in healthy volunteers. We plan to evaluate options with this drug candidate for neuropathic pain and other neurodegenerative diseases.

Market Opportunity

AD and Dementia

We believe fosgonimeton has the potential as a viable treatment option across all stages of AD, but is initially being developed for mild-to-moderate stage of disease. Stages of this progressive disorder start with mild cognitive impairment, or MCI, mild AD, moderate AD, and finally severe AD. The AD dementia market, as last reported in 2022, consists of approximately 6.5 million Americans age 65 and older and is projected to reach nearly 13 million by 2050 in the U.S. alone. Worldwide, as many as 55 million people are estimated to have Alzheimer’s and other dementias, and this number is projected to grow to nearly 140 million by 2050. Alzheimer’s disease may account for an approximate 60-70% of all diagnosed dementia cases, however, with the continued innovation of diagnostic approaches coupled with better understanding of the disease pathology, diagnosis of AD and overall cases could continue to grow.

As shown in Figure 25 below, our initial focus is on mild-to-moderate AD as this stage has been identified where disease may progress rapidly and currently available therapies are few with only modest effects. Currently 81% of all diagnosed cases of AD are mild-to-moderate, and with many new therapies under development targeting earlier stages in AD, this is a highly underserved population with a high unmet need. Fosgonimeton is initially being developed for mild-to-moderate AD, but as we continue to advance fosgonimeton, and with our multimodal mechanism of action, we believe we will have the opportunity to address all stages of AD as well as expand into other dementias.

Figure 25. Significant Opportunity for Fosgonimeton in Alzheimer's Disease.

Other Target Indications

Our next potential target indications include PD, ALS and neuropathic pain. Parkinson’s disease is the second most common neurodegenerative disease after AD with a prevalence of nearly one million people and more than 10 million people in the United States and worldwide living with PD, respectively. Growth projections of United States cases of PD are expected to reach 1.2 million in the United States by 2030.

For ALS, an estimated approximately 75,000 people are affected globally and approximately 40% of those cases are in the US. Currently, there are only three approved drugs that are specifically indicated for the treatment of ALS, of which none target neurotrophic factor systems with a multimodal mechanism of action with the potential to offer neuroprotective, anti-inflammatory and potentially disease modifying effects.

Potential Commercialization Plan

Fosgonimeton is initially being developed as a multimodal neuroprotective, neurotrophic and anti-inflammatory therapy for AD. For the initial target patient population of mild-to-moderate AD patients, our commercialization strategy of fosgonimeton will consider the following key elements:

•
potential first-line therapy;
•
an add-on therapy for patients on existing therapies;
•
a therapeutic option for patients who are not suitable for acetylcholinesterase inhibitors, or AChEIs; and
•
a therapeutic option for patients who have stopped AChEIs due to loss of effect or side effects.

We will initially target launching fosgonimeton in the US with plans to expand into the European Union, or EU, and Asian markets as part of our global strategy. Beyond our regional launch plans, and because of our multimodal mechanism of action, we also expect to advance fosgonimeton beyond the mild-to-moderate AD stage into both earlier and later stages of disease.

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

We have a robust fosgonimeton clinical supply chain to ensure sufficient supply for our LIFT-AD Phase 2/3 clinical trial in AD and the open-label extension of our LIFT-AD and ACT-AD clinical trials. We believe the synthesis of fosgonimeton is reliable and reproducible and the synthetic routes can be further optimized to enable large-scale production that continues to avoid use of toxic materials or specialized equipment or handling during the manufacturing process. We continue to optimize the manufacturing process to support future large-scale and commercial supply. Fosgonimeton is purified as a stable solid and then released to additional CDMOs for formulation and packaging into final drug product for use in clinical testing.

The final drug product profile is a ready-to-use pre-filled syringe with a clear, non-viscous aqueous solution of fosgonimeton. The syringes utilize materials and components that are readily available commercially. The fosgonimeton drug product has shown extended stability (at least two years) in the proposed prefilled syringe supporting use of the product under refrigerated conditions as well as short-term dispensation and at-home storage in ambient conditions. Room temperature short-term storage allows patients to avoid cumbersome storage requirements and reduces overall burden.

We plan to maintain our focus to identify and develop small molecule product candidates that are expected to have cost-effective manufacturing using third party CDMOs.

We expect to use similar contract resources for commercialization of our products, at least until our resources and operations are at a scale that potentially justifies investment in internal manufacturing capabilities.

Competition

The biotechnology and biopharmaceuticals industries are characterized by rapid technological advancement, significant competition, and an emphasis on intellectual property. As a late clinical-stage biopharmaceutical company developing small molecules to restore neuronal health and slow neurodegeneration, with our most advanced product candidate focused on the treatment of AD, we face, and in the future may face, increased competitive pressures from both large and small pharmaceutical companies and from established and emerging biotechnology companies, as well as academic, government, and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with current treatments and new treatments that may become available in the future. With the advancement of fosgonimeton as a novel small molecule therapeutic that positively modulates the HGF/MET neurotrophic system, we must consider companies as competitors who are developing other novel approaches, including those that target other neurotrophic systems to address AD and other neurological diseases. Additionally, because fosgonimeton is being advanced as a once daily liquid formulation for subcutaneous delivery, we must also consider as competitors companies developing AD therapies as subcutaneous or other routes of administration, including oral formulations, and dosing frequency.

Because of the range of potential competitors, many of our competitors, alone or with strategic partners, have greater access to financial resources, market presence, and resources and expertise in development, preclinical and clinical testing, manufacturing, commercialization, the regulatory approval process, or marketing and sales than we do. In addition, these same competitors, who may be in a clinical development stage, could also be competing with us for patient recruitment, clinical research organization, and operational resources. These entities also compete with us in the recruitment and retaining of qualified scientific and management personnel, as well as the acquisition of enabling or complementary technologies for advancing fosgonimeton across all competitors. Merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited if our competitors develop and commercialize products that are more effective, safer, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of other treatments.

The Alzheimer’s market is experiencing a significant transformation where innovation and drug approvals have been limited for nearly 20 years. With the recent approval of two new monoclonal antibody therapies since 2021 (Biogen’s Aduhelm and Biogen/Eisai’s Leqembi) and the increased attention on novel approaches to AD, we are focused on strategically positioning ourselves in the evolving landscape to maximize our competitive advantage. Key competitive forces that could potentially affect the success of our products, if approved, are safety, efficacy, price, adoption, convenience, time-to-market, level of promotional activity, intellectual property protection, and reimbursement likelihood from government and private payors. Despite these forces, we view our competitive advantage in not only our lead product candidate, fosgonimeton, but also our novel pipeline of therapeutics targeting the multimodal HGF/MET system with a focus on overall neuronal health. In particular, the following summarizes certain categories of our potential competition.

Our direct competitors can potentially be viewed through two different lenses – stage of disease and mechanism of action, or MOA. While the AD space has just recently seen two new approvals specifically addressing earlier stages of disease, MCI and mild AD, limited options exist for the mild-to-moderate disease stage. Companies developing therapies for mild-to-moderate AD, such as AB Bioscience, Annovis Bio, Biomed Industries, BioVie, or Cassava Sciences, may emerge as direct competitors if they are quicker to market, demonstrate superior clinical effects, are safe and offer treatment options to our same initial target patient population.

Monoclonal antibody therapies have been the focus of drug developers over the past decades, and though the two recent approvals of Aduhelm and Leqembi provide options for those in early AD, more novel approaches and treatment options are needed. Through the MOA lens, companies developing non-amyloid, non-tau, or NANT, therapies may be direct competitors as well. Companies developing NANT therapies include those targeting other neurotrophic systems such as Pharmatrophix, anti-inflammation such as AB Sciences, translational inhibitors such as Annovis Bio, and several other assets with single or multiple target approaches like Cassava or Alzecure.

Specific to targeting HGF/MET however, we are not aware of any direct competitors currently targeting the HGF/MET system for neurological conditions. We are aware of several companies developing HGF/MET-directed therapies for other disease indications, including ANG-3777, an HGF mimetic, developed by Angion for the treatment of kidney injury; KP-100, a recombinant HGF protein, developed by Kringle Pharma for acute spinal cord injury and ALS; and Collategene developed by Mitsubishi Tanabe and AnGes as a gene therapy for the treatment of critical limb ischemia. Although ANG-3777 was reported to not have reached primary endpoints for their Phase 2 and 3 trials in 2021, the scientific basis remains unchanged and the company is evaluating next steps for the program. KP-100 is currently in Phase 3 studies for acute spinal cord injury and Phase 2 studies for ALS. Collategene was launched in Japan in the third quarter of 2019. In addition, we are aware of VM-202, a regenerative plasmid DNA therapy candidate in Phase 3 development by Helixmith for the treatment of diabetic peripheral neuropathy.

Fosgonimeton has the potential to offer neuroprotective and anti-inflammatory effects by targeting the HGF/MET system. Our preclinical and clinical data have demonstrated this multimodal approach may have positive benefits across several biological and clinical measures. While several potential direct competitors may exist, we have not yet identified any competitive asset that has demonstrated consistent and congruent positive effects offering neuroprotection, anti-inflammation, reducing disease-specific protein pathologies, neurotrophic, and functional benefits. AD is a complex multifactorial disease, and we view our opportunity with fosgonimeton as potentially complementary to several approaches, including the recently approved monoclonal antibody therapies.

Intellectual Property

We own or have in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of our product candidates, including related manufacturing processes and technologies.

As of December 31, 2022, our patent portfolio includes our exclusively owned intellectual property, including one issued U.S. patent, twelve pending U.S. patent applications, three issued patents in jurisdictions outside of the United States (not including European country validations), ten pending patent applications in jurisdictions outside of the United States, and four pending international patent applications filed under the Patent Cooperation Treaty. The patents and patent applications issued and pending outside the United States are counterparts to the foregoing U.S. patents and patent applications and are generally held in Europe, Canada, Japan, Australia, Hong Kong, India, China, Argentina and Taiwan. Our owned patents and patent applications have claims directed to fosgonimeton and our other small molecule therapeutic candidates, including ATH-1020 and ATH-1105, as compositions of matter and methods of use thereof. Our patent portfolio also includes eight issued U.S. patents and nine patents issued in jurisdictions outside of the United States (not including European country validations) that are exclusively licensed to us by Washington State University. Our in-licensed patents include, among others, claims directed to dihexa, the active metabolite of fosgonimeton, and its use.

Individual patents are in force for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are in force for 20 years from the earliest nonprovisional filing date. In addition, in certain instances, a patent term can be adjusted or extended to recapture a portion of the term effectively lost as a result of the USPTO delay or the FDA regulatory review period (a patent term adjustment or patent term extension, respectively). The restoration period for FDA delay cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest nonprovisional filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent. Our in-licensed issued patents will expire on dates ranging from 2023 to 2035, exclusive of any patent term adjustment or patent term extension. Our owned issued patents will expire in 2037, exclusive of any patent term adjustment or patent term extension. If patents are issued on our owned pending non-provisional patent applications, the resulting patents are projected to expire on dates ranging from 2037 to 2042, exclusive of any patent term adjustment or patent term extension.

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

We seek trademark protection in the United States and in certain other jurisdictions where available and when we deem appropriate. Our trademark portfolio currently consists of two pending trademark applications in the United States, two issued trademark registrations in Australia, two issued trademark registrations in the United Kingdom, and two issued trademark registrations in the European Union.

Our Collaboration and Grant Agreements

Amended and Restated Washington State University License Agreement

We are party to an amended and restated exclusive license agreement with sublicensing terms with Washington State University, or WSU, that we entered into in 2015. Under this agreement, we have an exclusive license to make, use, sell, and offer for sale products covered by certain licensed patents, including dihexa, the chemical compound into which fosgonimeton metabolizes following administration. One of these licensed patents is jointly owned by WSU and Pacific Northwest Biotechnology, Inc. We do not expect Pacific Northwest Biotechnology, Inc.’s joint ownership to materially affect our license of such patent or the development of any of our product candidates to which the patent relates.

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

National Institutes of Health Grant

In December 2020, we accepted a grant from the National Institute on Aging, or NIA, of the National Institutes of Health, or NIH, to support our ACT-AD Phase 2 clinical trial for fosgonimeton (then-named ATH-1017), our lead therapeutic candidate being developed for the treatment of individuals with mild-to-moderate Alzheimer’s disease. Under the terms of the agreement and approval received from the NIH, we may receive up to an aggregate of $15.2 million, subject to the availability of funds and satisfactory progress of the research. Post award, we received approval from NIA to use these grant funds to support our open label extension of the ACT-AD trial. As this grant involves federally funded research, per the Bayh-Dole Act, we are obligated to (1) report each new invention to the government, (2) decide whether to retain ownership, (3) file for patent protection to retain title, and (4) provide a license to the government to practice the invention. The “march-in” rights provided by the Bayh-Dole Act would apply to new subject matter arising from the use of the NIH funds, but would exclude pre-existing subject matter such as our product candidates existing prior to the receipt of such grant. We also are expected to commercialize any inventions we file patent protection on for the benefit of public health. For more information see the section of this report titled “Risk Factors—Risks Relating to Our Intellectual Property—Intellectual property discovered or developed through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.”

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the clinical trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which may review data and endpoints at designated check points, make recommendations or halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

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

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality, and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes 12 months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

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

Fast track designation, priority review, accelerated approval, and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate. On December 29, 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act, or FDORA, was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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

Marketing Exclusivity

Market exclusivity provisions authorized under the FDCA can delay the submission and approval of certain marketing applications for products containing the same active ingredient. The FDCA permits patent term restoration of up to five years as compensation for a patent term lost during product development and FDA regulatory review process to the first applicant to obtain approval of an NDA for a new chemical entity in the United States. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2) (505(b)(2) NDA), submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2031 with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments can vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, to review the relationship between pricing and manufacturer patient programs, and to reform government program reimbursement methodologies for pharmaceutical products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

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

Employees and Human Capital Resources

As of December 31, 2022, we had 64 employees, 63 of whom were full-time and 39 of whom were engaged in research and development activities. Twenty-three of our employees hold Ph.D. or M.D. degrees. None of our employees is represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We are a late clinical-stage biopharmaceutical company focused on developing small molecules to restore neuronal health and slow neurodegeneration. Our limited operating history may make it difficult to evaluate the success of our business. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any product candidate, manufactured a commercial scale product candidate, arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product candidate commercialization. Our history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by clinical-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to overcome such risks and difficulties successfully. If we do not address these risks and difficulties successfully, our business will suffer.

We may fail to or be unable to design and execute clinical trials to support marketing approval of fosgonimeton or any of our other product candidates. We cannot be certain that our current or planned clinical trials or any other future clinical trials will be completed on time or be successful. We cannot guarantee that the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities will agree with our study design, protocol or protocol amendments, or statistical plan, or that they will interpret clinical trial results as we do, and more clinical trials could be required before we are able to submit applications seeking approval of our product candidates. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential.

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

•
successful and timely completion of nonclinical and clinical development of our product candidates and any future product candidates, as well as the associated costs, including any unforeseen costs;
•
establishing and maintaining relationships with contract research organizations, or CROs, and clinical sites for the clinical development, both in the United States and internationally, of our product candidates and any future product candidates;
•
timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;
•
making any required post-marketing approval commitments to applicable regulatory authorities;
•
developing an efficient and scalable manufacturing process for our product candidates, including obtaining finished products that are appropriately packaged for sale;
•
establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for product candidates that we develop, if approved;
•
successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether inhouse or with one or more collaborators;
•
a continued acceptable safety profile following any marketing approval of our product candidates;
•
commercial acceptance of our product candidates by patients, the medical community and third-party payors;
•
identifying, assessing and developing new product candidates;
•
obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
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

We may never be successful in achieving our objectives and, even if we are, may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may decrease the value of our company and could impair our ability to maintain or further our research and development efforts, raise additional necessary capital, grow our business and continue our operations.

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

We have not previously submitted a new drug application, or NDA, to the FDA or similar approval filings to a comparable foreign regulatory authority, for any product candidate. An NDA or other relevant regulatory filing must include extensive nonclinical and clinical data and supporting information to establish that the product candidate is safe and effective for each desired indication. The NDA or other relevant regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. We cannot be certain that our current or future product candidates will be successful in clinical trials. Further, even if they are successful in clinical trials, our product candidates or any future product candidates may not receive regulatory approval. If we do not receive regulatory approvals for current or future product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a product candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights, as well as the availability of competitive products, whether there is sufficient third-party reimbursement and adoption by physicians.

Our development of fosgonimeton may never lead to a marketable product.

We are developing fosgonimeton as a small molecule aimed at restoring neuronal health. We have not received regulatory approval for fosgonimeton and cannot be certain that our approach will lead to the development of an approvable or marketable product, alone or in combination with other therapies. The primary and all secondary endpoints of the ACT-AD trial were not met by protocoled analysis. While we are continuing with the LIFT-AD study, we may not succeed in demonstrating safety and efficacy of fosgonimeton in our LIFT-AD trial or in other clinical trials.

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

We have discovered and are developing a platform of small molecule product candidates from which we have selected our lead product candidate, fosgonimeton, which is under development to treat AD, Parkinson’s Disease Dementia, or PDD, and Dementia with Lewy Bodies, or DLB. Our product candidates target an endogenous brain growth factor which is expected to protect and repair neuronal networks, which we believe could ultimately result in improvements in clinical outcomes and disease-relevant biomarkers. The therapeutic promise of brain growth factors in neurodegenerative diseases had been hampered in earlier therapies by the lack of efficient and non-invasive delivery to the brain. Our small molecule product candidates are designed to penetrate the blood brain barrier and enhance the activity of a brain growth factor, but we cannot be certain of the safety and efficacy of our product candidates in applicable patients or that our clinical trials will provide sufficient evidence that our design approach results in the intended therapeutic effect.

Based on the results of our nonclinical and clinical studies to date, we believe fosgonimeton has the potential to rapidly improve cognition, function and restore the lives of patients suffering from AD. However, these ideas and this approach are novel, and we currently have limited data based on our Phase 1a/b and Phase 2 clinical trials to date.

The primary and all secondary endpoints of our Phase 2 ACT-AD clinical trial were not met by protocoled analysis. A subsequent post hoc analysis of the data in a pre-specified subgroup from patients on fosgonimeton without background therapy, or AChEIs, showed a meaningful, but not statistically significant, improvement in both ERP P300 latency and cognitive performance compared to placebo at 26 weeks. Although post hoc analyses cannot be used to establish efficacy, these analyses can be helpful in informing the design of current and future clinical studies. Following an unblinded interim efficacy and futility analysis, an independent data monitoring committee recommended continuation of the LIFT-AD study of fosgonimeton in patients with mild-to-moderate AD. The committee also determined that, with the additional enrollment of fewer than 150 patients for a total enrollment of less than 300 patients without background therapy (AChEIs), the study will be well powered for the primary endpoint given the preliminary effect size observed. There is no assurance that the amendments to our ongoing LIFT-AD trial based on our findings from the ACT-AD trial and our interim analyses will ultimately result in a successful trial. For example, our biomarker data may not translate into a statistically significant clinical benefit, FDA may not agree with our statistical plan or analyses, or the trial may not be sufficiently powered for our endpoint measures.

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

We have concentrated our research and development efforts on the treatment of central and peripheral nervous system degenerative disorders, a field that has seen very limited success in product development.

We have focused our research and development efforts on addressing central nervous system, or CNS, and peripheral nervous system, or PNS, degenerative disorders. Collectively, efforts by pharmaceutical companies in the field of CNS and peripheral degenerative disorders have seen very limited successes in product development. The development of CNS therapies presents unique challenges, including an imperfect understanding of the biology, the presence of the blood brain barrier, or BBB, that can restrict the flow of drugs to the brain, a frequent lack of translatability of preclinical study results in subsequent clinical trials and dose selection, and the product candidate having an effect that may be too small to be detected using the outcome measures selected in clinical trials or if the outcomes measured do not reach statistical significance. There are few effective therapeutic options available for patients with AD and other CNS or peripheral disorders. Our future success is highly dependent on the successful development of our technology and our product candidates for treating CNS and peripheral disorders. Developing and, if approved, commercializing our product candidates for treatment of CNS and peripheral disorders subjects us to a number of challenges, including ensuring that we have selected the optimal doses, executing an appropriate clinical trial to test for efficacy and obtaining regulatory approval from the FDA and other regulatory authorities.

An independent special committee of our board of directors engaged in a review of papers co-authored by our former chief executive officer in connection with her doctoral research at Washington State University. The special committee’s findings included that (1) our former chief executive officer altered images in her 2011 doctoral dissertation and at least four research papers that she co-authored while a graduate student at Washington State University, and published from

2011 to 2014, (2) that we cited challenged research papers in certain communications and applications, and (3) that WSU’s dihexa patent, exclusively licensed to us, incorporated certain of these altered images. Washington State University has undertaken a review of claims of potential research misconduct involving our former chief executive officer’s doctoral research at Washington State University. We cannot predict when WSU’s investigation will be completed or what conclusions WSU will reach.

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

In addition to the investigation of the independent special committee of our board of directors noted above, WSU has also announced that it has undertaken a review of claims of potential research misconduct involving research conducted by Dr. Kawas during her doctoral studies at WSU. We understand this review is ongoing, and at this time we cannot predict what, if any, effect the investigation will ultimately have on our business and reputation. We are also unable to predict with any certainty when WSU’s investigation will be completed. It is possible that the ongoing investigation by WSU will come to different conclusions, or uncover additional or different information, than the investigation of the independent special committee of our board of directors, the conclusions of which are discussed under “—An independent special committee of our board of directors engaged in a review of papers co-authored by our former chief executive officer in connection with her doctoral research at Washington State University. The special committee’s findings included that (1) our former chief executive officer altered images in her 2011 doctoral dissertation and at least four research papers that she co-authored while a graduate student at Washington State University, and published from 2011 to 2014, (2) that we cited challenged research papers in certain communications and applications, and (3) that WSU’s dihexa patent, exclusively licensed to us, incorporated certain of these altered images. Washington State University has undertaken a review of claims of potential research misconduct involving our former chief executive officer’s doctoral research at Washington State University. We cannot predict when WSU’s investigation will be completed or what conclusions WSU will reach”. The conclusions from WSU’s investigation could have a material adverse impact on our business, reputation, scientific credibility, and prospects, as well as our in-licensed patents and pending patent applications, current grants and pending grant applications, and our relationship with WSU, from whom we in-license patents and patent applications underlying certain of our product candidates.

We are and may in the future be subject to claims, lawsuits, arbitration proceedings, government investigations and other legal, regulatory and administrative proceedings and face potential liability and expenses related thereto, which could have a material adverse effect on our business, operating results and financial condition.

We are and may in the future be subject to claims, lawsuits, arbitration proceedings, government investigations and other legal, regulatory and administrative proceedings. In November 2022, we received a Civil Investigative Demand from the Civil Division of the Department of Justice, or the Demand. The Demand seeks documents and information relating to our relationship with WSU, certain of our grant applications in 2016 and 2019 with the National Institutes of Health, or NIH, and our receipt of a NIH grant in 2020. We are cooperating with the Department of Justice with respect to the Demand. In February 2023, the Securities and Exchange Commission, or SEC, sent us a subpoena seeking documents and information relating to, among other things, our former chief executive officer’s alteration of images in certain research papers. We are cooperating with the SEC with respect to the subpoena.

The outcome of these or any other investigations, claims, or proceedings cannot be predicted with any degree of certainty. In the ordinary course of business we have been and may in the future be the subject of various legal claims. Any such claims, investigations or proceedings against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention and divert significant resources, and the resolution of any such claims, investigations or proceedings could result in substantial damages, settlement costs, fines or penalties that could adversely affect our business, financial condition or operating results or result in harm to our reputation and brand, sanctions, consent decrees, injunctions or other remedies requiring a change in our business practices.

Further, under certain circumstances we may have contractual or other legal obligations to indemnify and to incur legal expenses on behalf of investors, directors, officers employees, customers, vendors or other third-parties. For example, our amended and restated bylaws provide that we will indemnify our directors and officers, and may indemnify our employees, agents and other persons, to the fullest extent permitted by the Delaware General Corporation Law. We have also entered into indemnification agreements with directors and officers that require us, among other things, to indemnify them against claims that may arise due to their service in those capacities. These indemnification agreements also require us to advance expenses reasonably and actually incurred by them in investigating or defending any such claims, and it may be difficult or impossible to recover any advanced expenses if it turns out the person was not entitled to indemnification. If we are required or agree to defend or indemnify, or advance expenses to, any of our investors, directors, officers, employees, customers, vendors or other third-parties, we could incur material costs and expenses that could adversely affect our business, results of operations or financial condition.

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

Our lead product candidate, fosgonimeton, is in clinical development for the potential treatment of AD, PDD and DLB. Our additional early product candidates, including ATH-1105 for ALS, are in preclinical development. It is impossible to predict when or if any of our product candidates will prove to be effective and safe in humans or will receive regulatory approval.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical studies and clinical trials that our product candidates are both safe and effective for each target indication. Nonclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the nonclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in nonclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. For example, testing on animals occurs under different conditions than testing in humans and therefore, the results of animal studies may not accurately predict safety and effectiveness in humans. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through nonclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. For example, our Phase 1a/b clinical trial, which enrolled 88 patients, including only 11 patients with mild-to-moderate AD, of whom seven patients were treated with fosgonimeton and the other four patients were randomized to the control, suggested improvements in brain network activity including potentially positive effects on brain function. However, our Phase 2 ACT-AD clinical trial, which included a larger patient population, approximately 60% of which were receiving standard-of-care AChEIs, did not meet its primary endpoint of a change in ERP P300 latency for the full study population nor did it meet the secondary endpoints. Although a post hoc analysis of results from ACT-AD in a pre-specified subgroup suggested positive effects on measures of cognition, function and neurodegeneration in patients taking fosgonimeton alone without background acetylcholinesterase inhibitors (AChEIs), we cannot be sure that data from future trials will support our earlier findings or demonstrate the safety and effectiveness of fosgonimeton for treatment of AD to the satisfaction of the FDA in order to support regulatory approval. Likewise, early, smaller-scale studies, biomarker analyses, and clinical trials with a single or relatively few clinical trial sites may not be predictive of eventual safety and effectiveness in large-scale pivotal clinical trials across multiple clinical trial sites. Even if data from a pivotal clinical trial are positive, regulators may not agree that such data are sufficient for approval and may require that we conduct additional clinical trials, which could materially delay our anticipated development timelines, require additional funding for such additional clinical trials, and adversely impact our business. Our ability to achieve regulatory approval for fosgonimeton is further complicated by the nature of AD, which historically has been a challenging indication for drug development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence nonclinical studies and clinical trials are never approved as products.

In some instances, there can be significant variability in safety or efficacy results between different nonclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. For example, we believe the topline results of our Phase 2 ACT-AD clinical trial may have differed from the treatment data from our Phase 1a/b clinical trial at least in part due to differences in the patient population and treatment duration, and potential effects from background AChEI treatment. If future trials show that the effect of fosgonimeton when given in combination with add-on standard-of-care AChEIs is diminished, we may be required to seek a narrower indication or restrict our target population to those where fosgonimeton shows a greater effect, which could have a material adverse effect on our business and prospects.

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

Additionally, we rely on data received from clinical trials, whether preliminary or final, to inform decisions on future clinical trials, including trial design, trial size, and whether or not to initiate additional clinical trials. For example, in November 2020, we initiated ACT-AD, an exploratory Phase 2 clinical trial, to better understand the overall effects of fosgonimeton on working memory processing speed and cognitive measures. Topline results of ACT-AD were announced in June 2022. We used these data to help inform strategic decisions around LIFT-AD and expect to use these data to help inform strategic decisions in the future around current clinical trials and any additional trials that we may initiate. Topline results are based on a preliminary analysis of then-available data, and a more comprehensive and full review of the data may result in different conclusions, which could have a negative impact on our decisions regarding any additional trials for fosgonimeton. There is no assurance that the amendments to our ongoing LIFT-AD trial based on our findings from the ACT-AD trial and our interim analysis of the LIFT-AD trial will ultimately result in a successful trial. For example, our biomarker data may not translate into a statistically significant clinical benefit, the FDA may not agree with our statistical plan or analyses, or the trial may not be sufficiently powered for our endpoint measures.

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

If we experience delays or difficulties in the enrollment or retention of patients in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.

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

If we are delayed or unsuccessful in enrolling the desired number of subjects in our trials, whether as a result of the outcomes of prior trials conducted by us, competing clinical trials, overly stringent eligibility requirements, or other factors, our clinical trial results could be delayed, the costs of our clinical trials could materially increase, and the overall development timeline for fosgonimeton could be negatively impacted. For example, enrollment in our ongoing clinical trials had slowed due to the effects of the COVID-19 pandemic, including governmental restrictions imposed in Australia, where certain of our clinical trial sites are located. In our ACT-AD clinical trial, this slowed recruitment resulted in a change in the timing of topline results from our Phase 2 ACT-AD clinical trial, which were announced in June 2022. We cannot ensure that similar enrollment issues will not occur again in the future. Even if we are successful in enrolling the targeted number of subjects in our trials, the FDA and other regulators may request additional clinical trials with larger numbers of subjects as a condition to any regulatory approval.

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

The biotechnology and pharmaceutical industries utilize rapidly advancing technologies and are characterized by intense competition. While we believe that our scientific knowledge, platform technology and development expertise provide us with competitive advantages, we face competitive pressures from both large and small pharmaceutical companies, emerging biotechnology companies, as well as academic, government and private research institutions. Many of our competitors have access to greater financial resources, market presence, expertise in development, preclinical and clinical testing, manufacturing, commercialization, regulatory approval process, or marketing and sales than we do. Our competitors may compete with us in patient recruitment, clinical research organization, and operational resources. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.

Product candidates that we may successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. For example, the FDA recently granted accelerated approval for lecanemab, a drug developed by Biogen Inc. and Eisai Co., Ltd., and Eli Lilly and Company is also developing product candidates for Alzheimer's disease. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see the section titled “Part I, Item 1 – Business—Competition” in this report.

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

We have conducted certain research and development operations through our Australian wholly owned subsidiary. If we lose our ability to operate in Australia, or if our subsidiary is unable to receive the research and development tax credit allowed by Australian regulations, our business and results of operations could suffer.

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

Risks Relating to COVID-19 and Other Health Epidemics

The continuing and potential effects of the novel coronavirus disease, or COVID-19, pandemic and other disease outbreaks could adversely impact our business, including our nonclinical studies and clinical trials.

The COVID-19 pandemic and government measures taken in response had a significant impact, both direct and indirect, on businesses and commerce, including worker shortages, supply chain disruptions, facility and production suspensions, and fluctuations in demand for certain goods and services, such as medical services and supplies. In response to the spread of COVID-19, we temporarily closed our executive offices and limited the number of staff in our research and development laboratory spaces. While at this time our offices and laboratory spaces have been reopened at full capacity, a resurgence in cases of COVID-19 or another disease outbreak could occur, which could cause us to again close down our facilities or take other measures in response. In particular, new and highly contagious variants of COVID‑19 could continue to emerge and spread quickly throughout certain areas of the United States and elsewhere, and at this point we are unable to determine when and to what extent any such resurgence will affect our business. In addition, a number of our clinical trial sites have in the past been and could in the future be subject to restrictions related to COVID-19 that adversely affect their operations. While COVID-19-related restrictions have been eased in many of our clinical trial sites, new restrictions could in the future be imposed, whether in response to an outbreak of a new variant of COVID-19 or any similar outbreak. While the extent of the continuing impact of the COVID-19 pandemic on our business and financial results is uncertain, a surge in cases of COVID-19 or diseases could have a material negative impact on our business, financial condition and operating results.

We may in the future experience disruptions that could severely impact our business, nonclinical studies and clinical trials as a result of the COVID-19 pandemic or other disease outbreaks. Such disruptions may include:

•
delays or difficulties in enrolling and retaining patients in our clinical trials, particularly elderly subjects, who may be at a higher risk of severe illness or death, which can be further complicated by the presence of comorbidities that are often present in AD subjects;
•
difficulties interpreting data from our clinical trials due to the possible effects of such diseases on cognition of the subjects enrolled in our clinical trials;
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
•
interruptions, difficulties or delays arising in our existing operations and company culture as a result of some or all of our employees working remotely;
•
interruption or delays to our sourced discovery and clinical activities; and
•
changes in clinical site procedures and requirements as well as regulatory requirements for conducting clinical trials during the pandemic.

In the event of a resurgence of COVID-19 or the emergence of new disease outbreaks, we could be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from such diseases. Since March 2020, the FDA has issued various COVID-19 related guidance documents for sponsors and manufacturers, including guidance on conducting clinical trials during the pandemic, and guidance on good manufacturing practice considerations among others. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear.

The trading prices for shares of biopharmaceutical companies have in the past been and could in the future be highly volatile as a result of the COVID-19 pandemic or other disease outbreaks, and the trading prices for shares of our common stock could also experience high volatility. In the event of a resurgence of COVID-19 or the emergence of new disease outbreaks, we could face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.

The ultimate impact of a resurgence of COVID-19 or other disease outbreaks on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. In addition, our business could be significantly adversely affected by other business disruptions to us or our third-party providers that could seriously harm our potential future revenue and financial condition and increase our costs and expenses. Our operations, and those of our CROs, commercial manufacturing organizations, or CMOs, and other contractors, consultants, and third parties could be subject to other global pandemics, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

Risks Relating to Our Financial Position and Capital Needs

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We have not generated any revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue. We had net losses of $95.6 million and $54.9 million for the years ended December 31, 2022 and 2021, respectively, and an accumulated deficit of $191.5 million as of December 31, 2022.

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

Since our inception, we have used substantial amounts of cash to fund our operations, and we expect our expenses to increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, fosgonimeton. Developing fosgonimeton and conducting clinical trials for the treatment of AD, PDD, DLB, and any other indications that we may pursue in the future will require substantial amounts of capital. In addition, if we obtain marketing approval for fosgonimeton or any future product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing, and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of December 31, 2022, we had cash, cash equivalents and investments of $245.2 million. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

The amount and timing of our future funding requirements depends on many factors, some of which are outside of our control, including but not limited to:

•
the progress, costs, clinical trial design, results of and timing of our LIFT-AD trial and other clinical trials of fosgonimeton, including for potential additional indications that we are pursuing beyond AD, such as PDD, DLB, and a potential further extension of the open label extension of the ACT-AD and LIFT-AD trials;
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

In January 2023, we entered into a sales agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, and BTIG, LLC, or BTIG, to sell shares of our common stock having aggregate sales proceeds of up to $75.0 million, from time to time, through an at-the-market, or ATM, equity offering program under which Cantor and BTIG are acting as sales agents. We have not sold any securities pursuant to this ATM offering. However, additional funding may not be available to us on acceptable terms or at all. Any such funding may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail or abandon one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us.

Adverse events or perceptions affecting the financial services industry could adversely affect our operating results, liquidity, financial condition and prospects.

Limited liquidity, defaults, non-performance or other adverse developments affecting financial institutions or parties with which we do business, or perceptions regarding these or similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed and placed in receivership and subsequently, additional financial institutions have been placed into receivership. We did not hold cash deposits or other accounts with SVB and did not, and as of the date of this report do not, otherwise have a direct business relationship with SVB or similarly situated financial institutions. However, companies that did have a business relationship with SVB faced:

•
delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;

•
loss of access to revolving existing credit facilities or other working capital sources or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;

•
potential or actual breach of obligations, including U.S. federal and state wage laws and contracts that required them to maintain letters or credit or other credit support arrangements; and

•
termination of cash management arrangements or delays in accessing or actual loss of funds subject to cash management arrangements.

As a result of U.S. government intervention, account holders subsequently regained access to their accounts, including the uninsured portion of deposit accounts; however, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB and similarly situated financial institutions may be unable to access to such sources of liquidity. There is no guarantee that the U.S. government will intervene to provide access to uninsured funds in the future in the event of the failure of other financial institutions, or that they would do so in a timely fashion. In such an event, parties with which we have commercial agreements may be unable to satisfy their obligations to, or enter into new commercial arrangements with, us.

Concerns regarding the U.S. or international financial systems could impact the availability and cost of financing, thereby making it more difficult for us to acquire financing on acceptable terms or at all.

Any of these risks could materially impact our operating results, liquidity, financial condition and prospects.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2022, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of approximately $9.5 million and federal tax credit carryforwards of approximately $5.6 million, which expire over a period of 9 to 15 years. Federal NOLs of $104.4 million were generated after 2017, and therefore do not expire. At December 31, 2022, we also had state NOLs of $2.7 million, which expire over a period of 19 to 20 years. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We may have already experienced one or more ownership changes. Depending on the timing of any future utilization of our NOLs and tax credit carryforwards, we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. However, we do not believe such limitations will cause our NOL and tax credit carryforwards to expire unutilized. In addition, future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law or limited pursuant to provisions of the Tax Cuts and Jobs Act amendments to the Code, as modified by the Coronavirus Aid, Relief, and Economic

Security Act. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Changes in tax laws could have a material adverse effect on our business, cash flows, results of operations or financial condition.

We are subject to the tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions or our tax liabilities. For example, many countries and local jurisdictions and organizations such as the Organization for Economic Cooperation and Development have proposed or implemented new tax laws or changes to existing tax laws, including additional taxes on payroll or employees. Any new or changes to tax laws could adversely affect our effective tax rate, operating results, tax credits or incentives or tax payments, which could have a material adverse effect on our business, cash flows, results of operations or financial condition.

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

Obtaining approval by the FDA and other comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Further, securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other data. Even if we eventually complete clinical testing and receive approval for our product candidates, the FDA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested or may impose other prescribing limitations or warnings that limit the product’s commercial potential. We have not submitted for, or obtained, regulatory approval for any product candidate, and it is possible that none of our product candidates will ever obtain regulatory approval. Further, development of our product candidates or regulatory approval may be delayed for reasons beyond our control.

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
•
the FDA or other comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval or resulting in delays in our regulatory approval, including, for example, legislation or agency policies that aim to reform the accelerated approval process and FDA’s increased scrutiny of post-approval confirmatory studies, which can result in withdrawal of accelerated approval if such studies fail to confirm a clinical benefit.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 public health emergency, since March 2020 when foreign and domestic inspections facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. However, the FDA may not be able to continue its current inspection pace, and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic, travel restrictions, or staffing shortages, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Further, to the extent the FDA materially changes its policies or regulatory requirements with respect to the accelerated approval program or its internal review process for such program, our clinical development plans and regulatory approval under such program could be materially impacted or delayed. In view of the recent controversy regarding the FDA’s approval of Biogen’s Aduhelm, a biologic, through the accelerated approval pathway, the FDA has requested the Office of the Inspector General to investigate the FDA’s review of Aduhelm leading up to its approval On December 29, 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements. It is unclear how these proposals, future policy changes, and changes in FDA regulation will impact new drug applications in the treatment of Alzheimer’s disease and our clinical development programs.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA contained provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the U.S. Department of Health and Human Services Secretary, or HHS Secretary, as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extending the rebate program to individuals enrolled in Medicaid managed care organizations. The ACA also established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. In December 2020, the U.S. Centers for Medicare & Medicaid Services, or CMS, issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business.

As discussed above, since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how additional challenges and healthcare reform measures of the Biden administration will impact the ACA. Complying with any new legislation and regulatory requirements could be time-intensive and expensive, resulting in a material adverse effect on our business.

The Bipartisan Budget Act of 2018 also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has published a final rule to give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. The American Taxpayer Relief Act of 2012, or ATRA, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other legislative changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2031 with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments can vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Further, the Biden administration released an additional executive order on October 14, 2022, directing the U.S. Department of Health and Human Services, or HHS, to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

In April 2022, CMS released a finalized national policy for coverage of aducanumab, or Aduhelm, and any future monoclonal antibodies directed against amyloid approved by the FDA with an indication for use in treating Alzheimer’s disease. According to the two-part National Coverage Determination, or NCD, Medicare will cover monoclonal antibodies that target amyloid (or plaque) for the treatment of Alzheimer’s disease that receive traditional approval from the FDA when furnished in accordance with the coverage criteria specified under coverage with evidence development. CMS will also provide enhanced access and coverage for Medicare patients participating in CMS-approved studies, such as data collection through routine clinical practice or registries. Additionally, for drugs that FDA has not determined to have shown a clinical benefit or that received an accelerated approval, Medicare will provide coverage in FDA or National Institutes of Health approved clinical trials. If CMS adopts similar coverage restrictions for other classes of FDA-approved drugs for the treatment of Alzheimer’s disease that encompass our product candidates, our ability to commercialize our product candidates, if approved, generate revenue and attain profitability could be negatively impacted. It is unclear how future CMS coverage decisions and policies will impact our business.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement or significant revisions to the ACA. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare or impose price controls may adversely affect:

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

We expect that other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure to what extent the trajectory of these legislative and regulatory proposals will be implemented by the federal and state governments, whether additional legislative changes will be enacted, whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Our relationships with healthcare professionals, clinical investigators, CROs and third party payors in connection with our current and future business activities, and our participation in the federal health care programs and acceptance of federal grant funding, such as funding from the National Institutes of Health, may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws, which could expose us to, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens and diminished profits and future earnings.

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

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities, including our advisory board arrangements with physicians, some of whom receive stock or stock options as compensation for services provided, and any sales and marketing activities after a product candidate has been approved for marketing in the United States, could be subject to legal challenge and enforcement actions. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal, and administrative penalties, including, without limitation, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of trade laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for nonclinical studies and clinical trials under the guidance of members of our organization. We do not have long-term supply agreements. Furthermore, the raw materials for our product candidates are sourced, in some cases, from a single-source supplier and sometimes involve long lead times from order to receipt of the materials. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations. Our current and anticipated future dependence upon others for the manufacture of our product candidates or drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

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

We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy and obtain marketing approval. In addition, the effects to our business and reputation discussed in “—An independent special committee of our board of directors engaged in a review of papers co-authored by our former chief executive officer in connection with her doctoral research at Washington State University. The special committee’s findings included that (1) our former chief executive officer altered images in her 2011 doctoral dissertation and at least four research papers that she co-authored while a graduate student at Washington State University, and published from 2011 to 2014, (2) that we cited challenged research papers in certain communications and applications, and (3) that WSU’s dihexa patent, exclusively licensed to us, incorporated certain of these altered images. Washington State University has undertaken a review of claims of potential research misconduct involving our former chief executive officer’s doctoral research at

Washington State University. We cannot predict when WSU’s investigation will be completed or what conclusions WSU will reach,” may discourage potential counterparties from entering into relationships with us.

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
•
risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and marketing approvals; and
•
our inability to generate revenue from acquired technology or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

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

Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, healthcare payors and others in the medical community. The degree of market acceptance or reimbursement of any of our approved product candidates will depend on a number of factors, including:

•
the efficacy and safety profile as demonstrated in clinical trials compared to alternative treatments;
•
the timing of market introduction of the product candidate as well as competitive products;
•
the clinical indications for which the product candidate is approved;
•
the extent of physician acceptance of FDA-approved therapies for AD or other target indications;

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
•
injury to our reputation;
•
withdrawal of clinical trial participants;
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

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours. Reimbursement agencies in Europe may be more conservative than CMS. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates, and our overall financial condition.

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
•
impact of the COVID-19 pandemic or other health epidemic on our ability to produce our product candidates and conduct clinical trials in foreign countries;
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

Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties or the patent owner before various patent offices or in courts. Thus, the degree of future protection for our and any current or future licensors’ proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties or limitations in our ability to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2022, our patent portfolio includes one issued U.S. patent, twelve pending U.S. patent applications, three issued patents in jurisdictions outside of the U.S. (not including European country validations), ten pending patent applications in jurisdictions outside of the U.S., and four pending international patent applications filed under the Patent Cooperation Treaty. Our owned patents and patent applications have claims directed to fosgonimeton and our other small molecule therapeutic candidates, including ATH-1020 and ATH-1105, as compositions of matter and methods of use thereof. The U.S. patent will expire in June 2037, absent any patent term extensions for regulatory delay. Dr. Kawas is an inventor on our company-owned patents. Our patent portfolio also includes eight issued U.S. patents and nine patents issued in jurisdictions outside of the United States (not including European country validations) that are exclusively licensed to us by WSU. The in-licensed patent portfolio includes issued U.S. patents that do not directly cover fosgonimeton as a composition of matter or pharmaceutical formulation, but instead cover the active metabolite of fosgonimeton, which is hexanoic-tyrosine-isoleucine-(6)-amino-hexanoic amide, or dihexa, and uses of dihexa. Dr. Kawas is an inventor on five of the in-licensed issued U.S. patents.

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
•
changes to patent laws in the United States or in other countries may limit the ability to obtain, defend or enforce patents, or may apply retroactively to affect the terms or scope of patents;
•
our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use and sell our potential product candidates;
•
there may be significant pressure on the U.S. government and international governmental bodies to limit the scope or term of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•
countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates or their use might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical product candidates would be adversely affected.

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications and those of any current or future licensors may not result in patents being issued which protect our product candidates or their use or which effectively prevent others from commercializing competitive product candidates.

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

Moreover, our patents or the patents of any current or future licensors may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our claim of priority of invention, scope, validity or patentability with respect to our patents and patent applications and those of any current or future licensors.

For example, in view of the lawsuits disclosed elsewhere in this report including in this “Risk Factors” section under the heading “—We and certain of our directors and executive officers have been, and may in the future be, named as defendants in lawsuits that could result in substantial costs and divert management’s attention,” and in “Part I, Item 3—Legal Proceedings,” third parties may challenge the validity or enforceability of our in-licensed patents and patent applications. The outcome following legal assertions of invalidity and unenforceability is unpredictable. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar technology and products such as other modifications to dihexa not covered by our issued patents. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our in-licensed patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates. Further, these proceedings could have a material adverse effect on our business, results of operations and financial condition.

Even though we own patents and patent applications covering fosgonimeton and its use, our patents and any future patents we obtain may not effectively prevent others from developing or commercializing products similar to our product candidates. While the fosgonimeton patent family is distinct from, and not part of the same patent family as, the dihexa patent licensed from WSU, and therefore is not implicated in the allegations that Dr. Kawas altered images in connection with her doctoral studies, third parties may use these allegations to cast doubt on the validity and enforceability of our owned patents or patent applications. Such events may result in substantial cost and require significant time from our scientists and management, and could dissuade companies from collaborating with us to license, develop, or commercialize current or future product candidates, even if the eventual outcome is favorable to us.

We or WSU may in the future file one or more requests for supplemental examination of certain patents for the USPTO to reconsider the enforceability and validity of the patents (including any patents relating to dihexa) in view of the allegations that Dr. Kawas altered images in connection with her doctoral studies. The outcome of any supplemental examination procedure is unpredictable. If a substantial new question of patentability is found, the USPTO Director will order ex parte reexamination of the patent. An adverse determination in such a proceeding could reduce the scope of, or invalidate or render unenforceable, the affected patent rights. While supplemental examination proceedings that result in our favor would bolster the presumption of validity and enforceability of the examined patents, third parties may still challenge the patents and patent applications in litigation or other legal proceedings.

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
•
we or any current or future licensors or collaborators might not have been the first to file patent applications covering certain of our or their inventions;
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

Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation and other legal actions, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent infringement lawsuits, reexaminations, IPR proceedings and PGR proceedings and oppositions before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to compositions, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates.

As the biopharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents or patent applications that may be infringed by commercialization of any of our product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate, its use, or our technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates or their use may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our product candidates that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Any defense to claims of patent infringement asserted by third parties would be time consuming and could:

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

Although no third party has asserted a claim of patent infringement against us as of the date of this report, others may hold proprietary rights that could prevent our product candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion for management and other personnel. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or a future strategic partner were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates, our treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

Competitors may infringe our intellectual property rights. To prevent infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or in-license is not valid, is unenforceable, or is not infringed. If we or any of our potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates or their method of use, the defendant could counterclaim that our patent or the patent of any current or future licensors is invalid or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including allegations of a lack of novelty, obviousness, lack of sufficient written description, non-enablement, or obviousness-type double patenting. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent application misrepresented or fraudulently withheld relevant information from the USPTO or made a misleading statement during prosecution.

Third parties may also raise similar invalidity claims before the USPTO or patent offices abroad, even outside the context of litigation. Such mechanisms include re-examination, PGR, IPR, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents or any current or future licensors’ patents in such a way that they no longer cover our technology or platform, or any product candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to a validity claim, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any product candidates that we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

The outcome following legal assertions of invalidity or unenforceability is unpredictable, and prior art could render our patents or any current or future licensors’ patents invalid. There is no assurance that all potentially relevant prior art relating to our patents and patents applications or the patents and patent applications of any current or future licensors has been found. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or the patents and patent applications of any current or future licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. Additionally, a finding that issued claims lack sufficient written description or are not enabled could render our patent or any current or future licensors’ patent invalid.

If a third party were to prevail on a legal assertion of invalidity or unenforceability, we may lose at least part, and perhaps all, of the patent protection on such product candidate. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of any current or future licensors is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Such a loss of patent protection would have a material adverse impact on our business.

Even if resolved in our favor, litigation or other legal proceedings relating to our intellectual property rights may cause us to incur significant expenses, and could distract our management and other personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

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

Intellectual property litigation or legal proceedings may lead to unfavorable publicity that harms our reputation and causes the market price of our common stock to decline.

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

Derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of any current or future licensors or of third parties. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other personnel. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring our product candidates to market.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications or those of any current or future licensors and the enforcement or defense of our issued patents or those of any current or future licensors.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that filed a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours or our current or future licensors even if we or our current or future licensors had made the invention before it was made by such third party. This requires us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we may not be certain that we or any current or future licensors are the first to either (1) file any patent application related to our product candidates, their use, or our technology or (2) invent any of the inventions claimed in the patents or patent applications.

The Leahy-Smith Act also included a number of significant changes that affect the way patent applications are prosecuted and also may affect patent litigation. These include allowing third-party submission of printed publications to the USPTO during patent prosecution and additional procedures to attack the validity or enforceability of a patent by USPTO-administered post-grant proceedings, including PGR, IPR, and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position.

Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims or those of our current or future licensors that would not have been invalidated if first challenged by the third party in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications or those of any current or future licensors and the enforcement or defense of our issued patents or those of any current or future licensors, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future. As an example, European patent applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. The option of a Unitary Patent will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates or their use are obtained, once the patent life has expired, we may be open to competition from competitive products, including generic versions of our products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents or those of any current or future licensors may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during clinical trials and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates, although the requirements and terms of such extensions vary country-by-country. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products or launch generic versions of our products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and clinical trials by referencing our clinical and nonclinical data and launch their product earlier than might otherwise be the case.

We will not be able to protect our intellectual property rights throughout the world.

We own and in-license patents and pending patent applications in the United States and in jurisdictions outside of the United States. However, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we will not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our inventions in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents, the patents of any current or future licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents or applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of our patents or applications and those of any current or future licensors. We have systems in place to remind us to pay these fees, and we rely on our outside patent annuity service to pay these fees when due. Additionally, the USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest, and it may be difficult and costly to register, maintain or protect our rights to these trademarks and trade names in jurisdictions in and outside of the United States. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition, we rely on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information to maintain our competitive position. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with our employees, consultants and advisors, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party improperly disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

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

We may be subject to claims that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of third parties.

We have entered into and may enter in the future into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners, lessees of shared multi-company property and other third parties. We may become subject to litigation where a third party asserts that we or our employees inadvertently or otherwise breached the agreements and used or disclosed their trade secrets or other information proprietary to the third parties. Defense of such matters, regardless of their merit, could involve substantial litigation expense and be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions. Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

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

Our licensors and any future licensors may have relied on third party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-license. If it is later determined that third parties own the rights to our in-licensed patents, or if other third parties have ownership rights to our in-licensed patents, such third parties may be able to license such patents to our competitors, and our competitors could market products similar or identical to our product candidates. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same rights licensed to us. In that event, we may be required to expend significant time and resources to redesign our product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third party patents do not exist which might be enforced against our current manufacturing methods, product candidates, methods of use, or future methods or product candidates resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties or other forms of compensation to third parties, which could be significant.

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

While we normally seek to obtain the right to control prosecution, maintenance and enforcement of the patent applications and patents relating to our product candidates and their use, there may be times when the filing and prosecution activities for patent applications and patents relating to our product candidates are controlled by licensors or collaboration partners. If a licensor or collaboration partner fails to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patent applications and patents covering our product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling products similar or identical to our product candidates. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

Intellectual property discovered or developed through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a manufacturing preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

We received a grant from the National Institute on Aging of the National Institute on Health to support our ACT-AD clinical trial. Pursuant to the Bayh-Dole Act of 1980, or the Bayh-Dole Act, the U.S. government may have certain rights in any invention developed or reduced to practice with this funding. In addition, in the future we may discover, develop, acquire, or license intellectual property that has been generated through the use of U.S. government funding or grants in which the U.S. government may have certain rights pursuant to the Bayh-Dole Act. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). Such “march-in” rights would apply to new subject matter arising from the use of such government funding or grants and would not extend to pre-existing subject matter or subject matter arising from funds unrelated to the government funding or grants. If the U.S. government exercises its march-in rights in our intellectual property rights that are generated through the use of U.S. government funding or grants, we could be required to license or sublicense intellectual property discovered or developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. Reporting of a subject invention and compliance with the Bayh-Dole requirements were delayed for the patent family directed to methods of treating Alzheimer’s disease with fosgonimeton. As such, this patent family may be subject to U.S. government action which may include loss of rights in the subject invention, suspending or terminating the grant or future awards, or withholding further awards. Should any of these events occur, it could significantly harm our business, results of operations and prospects. In addition, the U.S. government requires that, in certain circumstances, any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants may be vulnerable to damage from computer viruses and unauthorized access. Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public or may otherwise be misused. Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our personal, sensitive, confidential or proprietary information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Increases in remote work impacting how our employees work and access our systems could lead to additional opportunities for bad actors to launch cyberattacks or for employees to cause inadvertent security risks or incidents and may amplify the impacts of any security breach or incident. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

We may rely on third-party service providers and technologies to operate critical business systems to process sensitive information and other company data in a variety of contexts. We may also rely on third-party service providers to provide certain products or services, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy- or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Our business partners face similar risks, and any security breach of, or security incident impacting, their systems or that they otherwise suffer could adversely affect our security posture. A security breach or incident or privacy violation that leads to loss of or unauthorized use, disclosure or modification of, or access to trade secrets, company resources, personal, sensitive, confidential or proprietary information, including protected health information or other patient information, or that prevents access to patient information, as well as the perception that any of the foregoing has occurred, could harm our reputation, compel us to comply with federal or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, cause us to provide other notification or take other steps in response to such breach or violation, require us to verify the correctness of database contents and otherwise subject us to litigation, claims, investigations, penalties or other liability under laws and regulations, any of which could disrupt our business or result in increased costs or loss of revenue or company resources. Moreover, the prevalent use of mobile devices that access confidential information, increase the risk of security breaches and incidents.

Despite efforts to create security barriers to the above-described threats, it is impossible for us to entirely mitigate these risks. To date, we have not experienced any material impact to our business, financial position or operations resulting from cyberattacks or other information security incidents such as phishing, social engineering, ransomware or malware attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of such attacks, our business, financial position or operations could be adversely impacted in the future. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because they change frequently and are generally not detected until after an incident has occurred. If a compromise or other security breach or incident were to occur and cause the loss or corruption of data or interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any disruption or security breach or incident resulting in a loss of, or damage to, our data or systems, or inappropriate use, disclosure or modification of personal, sensitive, confidential or proprietary information, could result in us incurring liability and in delays to further development and commercialization of our product candidates could be delayed. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or prevent or identify vulnerabilities or security breaches or incidents, that could adversely affect our business and operations or result in the loss of, or inappropriate access to or use of, critical or sensitive information or company resources. Any such interruptions, breaches or incidents, or the perception any have occurred, could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other privacy and security breaches or incidents.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.

As we conduct our clinical trials and continue to enroll patients in our current and future clinical trials, we may be subject to additional restrictions relating to privacy, data protection and data security. The collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals in the European Economic Area, or EEA, is subject to the EU General Data Protection Regulation, or GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Certain aspects of cross-border data transfers under the GDPR are subject to uncertainty, including as the result of legal proceedings in the EU. For example, a July 2020 decision by the Court of Justice for the EU invalidated the EU-U.S. Privacy Shield and imposed additional obligations in connection with the use of standard contractual clauses approved by the EU Commission. These and other developments with respect to cross-border data transfers may increase the complexity of transferring personal data across borders and may require us to review and amend our mechanisms relating to cross-border data transfer.

Further, the exit of the United Kingdom, or UK, from the EU has created uncertainty regarding data protection regulation in the UK. The UK has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of up to the greater of £17.5 million or 4% of global turnover. The GDPR and UK GDPR increased our responsibility and liability in relation to personal data that we process where subject to these regimes, and we may be required to put in place or modify policies and measures to ensure compliance with the GDPR, including as implemented by individual countries, and the UK GDPR, each of which may require us to modify our policies and procedures and engage in additional contractual negotiations, and which may cause us to incur liabilities, expenses, costs, and operational losses. Compliance with the GDPR and UK GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite our efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our activities in the EEA and the UK.

In addition, in the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). California has enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The California Privacy Rights Act of 2020 (CPRA), which became operative January 1, 2023, expands the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA and CRPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. Additionally, other states, such as Virginia, Utah, Connecticut, and Colorado, have proposed or enacted laws addressing privacy and security that impose obligations similar to those of the CCPA. The CCPA, CPRA, and other evolving legislation relating to privacy, data protection, and information security may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA/CPRA, require us to impose specific contractual restrictions on our service providers, and we may also be subject to use and disclosure limitations in our contracts with providers who share information with us for clinical trials. Additionally, we may publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our business model, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Any actual or alleged failure to comply with U.S. or international laws and regulations relating to privacy, data protection, and information security could result in governmental investigations, proceedings and enforcement actions (which could result in civil or criminal penalties), private litigation or adverse publicity, harm to our reputation, and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information or impose other obligations or restrictions in connection with our use, retention and other processing of information, and we may otherwise face contractual restrictions applicable to our use, retention, and other processing of information. Claims that we have violated individuals’ privacy rights, failed to comply with laws relating to privacy, data protection, or information security, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

Risks Relating to Ownership of Our Common Stock

We and certain of our directors and executive officers have been, and may in the future be, named as defendants in lawsuits that could result in substantial costs and divert management’s attention.

As described elsewhere in this report in “Part I, Item 3—Legal Proceedings,” we and certain of our executive officers and directors have been named as defendants in class action lawsuits that generally allege that we and certain of our officers and directors violated Sections 10(b) or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false or misleading statements and omitted material adverse facts regarding the Company’s business. These complaints seek unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees. As of the date of this report, we are unable to predict the outcome of these matters. Although we have insurance, it provides for a substantial retention of liability and is subject to limitations and may not cover a significant portion, or any, of the expenses or liabilities we may incur or be subject to in connection with class action lawsuit or other litigation to which we are party. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation has caused and will continue to cause our management and board of directors to divert time and attention to the litigation and could adversely impact our reputation and further divert management and our board of directors’ attention and resources from other priorities, including the execution of our business plan and strategies that are important to our ability to grow our business and advance our product candidates, any of which could have a material adverse effect on our business. In addition, additional lawsuits may be filed, the conclusion of which in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business.

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
•
the potential impact of the COVID-19 pandemic or other health epidemic on our business;
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
•
negative press coverage;
•
the status of ongoing litigation and government investigations and potential commencement of additional litigation or investigations;
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
•
announcement or expectation of additional financing efforts, including, but not limited to, under our ATM offering;
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

Moreover, as of February 28, 2023, the holders of approximately 5.1 million shares of our common stock are eligible to exercise certain rights, subject to various conditions and limitations, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Our directors, executive officers and significant stockholders own a substantial percentage of our common stock, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, significant holders of our outstanding common stock and their respective affiliates beneficially own a substantial amount of our outstanding common stock as of December 31, 2022. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our common stock. Among other things, the amended and restated certificate of incorporation and amended and restated bylaws:

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising under the Delaware General Corporation Law, our certificate of incorporation or our amended and restated bylaws; any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our amended and restated bylaws; and any action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.

Our amended and restated bylaws further provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. The enforceability of similar exclusive federal forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and while the Delaware Supreme Court has ruled that this type of exclusive federal forum provision is facially valid under Delaware law, there is uncertainty as to whether other courts would enforce such provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find either exclusive forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving such action in other jurisdictions, all of which could have a material adverse effect on our business, financial condition, and results of operations.

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

Increasing attention to environmental, social and governance matters may cause us to incur additional costs or expose us to additional risks.

A variety of stakeholder groups, including investors, governmental and nongovernmental organizations are increasing their focus and scrutiny on corporate environmental, social and governance, or ESG, practices. Our ESG practices may not meet the standards of our investors or other stakeholders, and they as well as advocacy groups may campaign for us to change our business, operations or practices to better address ESG-related concerns. A failure, or perceived failure, of us to respond to any such campaigns could harm our business and reputation and have a negative impact on the market price of our common stock. Moreover, as ESG best practices, reporting standards and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting.

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

Securities Class Actions

On June 25, 2021, plaintiffs Fan Wang and Hang Gao filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against us and our former chief executive officer, Dr. Leen Kawas, captioned Wang v. Athira Pharma, Inc., et al., No. 2:21-cv-00861. Plaintiffs Wang and Gao assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, or Exchange Act, and SEC Rule 10b-5, alleging that the defendants made materially false and misleading statements and omitted material adverse facts regarding our business. Specifically, the Wang plaintiffs allege that we failed to disclose to investors that certain research conducted by Dr. Kawas was allegedly tainted by scientific misconduct during her doctoral work at WSU including the manipulation of data, and that as a result, the defendants’ positive statements about our business, operations, and prospects were materially misleading. The Wang plaintiffs seek unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees.

That same day, on June 25, 2021, plaintiff Harshdeep Jawandha filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against us, Dr. Kawas, our chief financial officer, certain members of our board of directors at the time of our IPO, as well as the IPO underwriters, captioned Jawandha v. Athira Pharma, Inc., et al., No. 2:21-cv-00862. The Jawandha complaint asserts violations of Sections 11 and 15 of the Securities Act of 1933, or Securities Act, alleging that that our IPO registration statement was materially false and misleading because it omitted to state that certain of Dr. Kawas’s published doctoral research papers at WSU contained allegedly improperly altered images, that the research was allegedly foundational to Athira’s efforts to develop treatments for Alzheimer’s, that, as a result, and that the defendants’ positive statements about our business, operations, and prospects were materially misleading. The Jawandha plaintiff seeks unspecified compensatory damages, and reasonable costs and expenses, including attorneys’ fees.

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

On August 12, 2022, defendant Dr. Kawas filed a motion for partial reconsideration of the court’s July 29, 2022 order. On October 4, 2022, the court denied the motion. On October 24, 2022, the parties filed a (1) joint status report and discovery plan and (2) stipulation and case scheduling order, wherein the parties proposed deadlines for material case events, including the completion of fact discovery, expert discovery, and dispositive motion practice. On November 2, 2022, the court entered an order setting certain case deadlines. On November 4, 2022, we and Dr. Kawas filed our individual answers to the consolidated amended complaint. In mid-November 2022, the parties began conducting fact discovery. On December 19, 2022, the underwriter defendants filed a motion for entry of judgment. On February 17, 2023, the court issued an order directing the parties to provide briefing on the court’s proposed form of partial judgment.

On February 28, 2023, we reached an agreement in principle to resolve all claims in the class action lawsuit. Under the proposed settlement, we agreed to make a one-time payment of $10.0 million. As a result, we recorded a legal settlement expense of $10.0 million within operating expenses on our consolidated statements of operations and comprehensive loss in the fourth quarter of 2022 and an accrued liability of $10.0 million for this settlement on our consolidated balance sheets. The proposed settlement is subject to the parties finalizing a stipulation of settlement and preliminary and the final approval of the U.S. District Court for the Western District of Washington.

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

Government Investigations

In November 2022, we received a Civil Investigative Demand from the Civil Division of the Department of Justice, or the Demand. The Demand seeks documents and information relating to our relationship with WSU, certain of our grant applications in 2016 and 2019 with the National Institutes of Health, or NIH, and our receipt of a NIH grant in 2020. We are cooperating with the Department of Justice with respect to the Demand.

In February 2023, the Securities and Exchange Commission, or SEC, sent us a subpoena seeking documents and information relating to, among other things, our former chief executive officer's alterations of images in certain research papers. We are cooperating with the SEC with respect to the subpoena.

We cannot predict the outcome of these lawsuits or government investigations. Failure by us to obtain a favorable resolution of these actions could have a material adverse effect on our business, results of operations and financial condition.

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

Holders of Record

As of March 20, 2023, there were approximately 44 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

Overview

We are a late clinical-stage biopharmaceutical company focused on developing small molecules engineered to restore neuronal health and slow neurodegeneration. Our approach is designed to target the HGF/MET system that is critical to normal brain function and may play a key role in maintaining the health and functioning of neuronal networks. We believe that by acting on the HGF/MET system and its multiple downstream signaling pathways, we may be able to enhance the body’s natural ability to protect and repair neuronal networks by reducing inflammation, promoting regeneration and reducing disease-specific protein pathologies, thereby positively impacting the course of disease. We aim to achieve these goals by advancing our pipeline of novel small molecule compounds which are designed to and have exhibited properties in enhancing the HGF/MET system in either the central nervous system, or CNS, by crossing the blood brain barrier, or BBB, or the peripheral nervous system, or PNS.

Our lead candidate, fosgonimeton, is a subcutaneously administered, small molecule positive modulator of the HGF/MET system for CNS disorders. The effects of fosgonimeton in its primary target indication, AD, are currently being evaluated in multiple clinical trials:

•
ACT-AD*, was a randomized, double-blind, placebo-controlled, parallel-group 26-week exploratory Phase 2 clinical trial in mild-to-moderate AD, with ERP P300 latency as the primary endpoint. Initiated in November 2020, the trial was designed to better characterize the overall effects of fosgonimeton on working memory processing speed and cognitive measures and inform the Phase 2/3 LIFT-AD trial. Topline results for this exploratory Phase 2 ACT-AD trial were announced in June 2022, and the primary and all secondary endpoints were not met by protocoled analysis. However, a post hoc analysis of results from ACT-AD in a pre-specified subgroup suggested positive effects on measures of cognition, function and neurodegeneration in participants taking fosgonimeton alone without background acetylcholinesterase inhibitors (AChEIs). Additionally, data from post hoc analysis of plasma biomarkers from participants on fosgonimeton without background AChEIs showed descriptive improvements (non-statistically significant) in markers of neuroinflammation and AD-specific protein pathologies when compared to placebo. Fosgonimeton was generally well tolerated in the ACT-AD study, with a favorable safety profile, and there were no treatment related serious adverse events or deaths observed.
•
LIFT-AD, a randomized, double-blind, placebo-controlled, parallel-group 26-week Phase 2/3 clinical trial with fosgonimeton for the treatment of mild-to-moderate AD. In September 2020, we began site initiation and patient screening for LIFT-AD. The primary endpoint for the Phase 2/3 LIFT-AD trial will be measured by the GST, which is a composite score that combines the scores from cognition (Alzheimer's Disease Assessment Scale-Cognitive Subscale or ADAS-Cog11), and function (Alzheimer’s Disease Cooperative Study-Activities of Daily Living or ADCS-ADL23). Guided by the results from the completed exploratory ACT-AD Phase 2 trial, in September 2022, we proactively amended LIFT-AD to focus on participants not on background AChEIs. In October 2022, we announced that following an unblinded interim efficacy and futility analysis, an independent data monitoring committee recommended continuation of the LIFT-AD trial. The committee also determined that, with the additional enrollment of fewer than 150 participants for a total enrollment of less than 300 participants without background AChEIs, the amended trial will be well powered for the primary endpoint given the preliminary effect size observed. We are targeting to complete enrollment in mid-2023 and report topline data in early 2024.
•
In July 2021, we announced that we are enrolling participants into a 26-week open-label extension study* for our LIFT-AD and ACT-AD clinical trials, which will allow us to collect up to a total of one year of safety data with fosgonimeton. In May 2022, we announced that we extended the 26-week open-label extension study for our LIFT-AD and ACT-AD clinical trials for an additional 12 months, enabling eligible participants who have completed either trial, and elect to participate in the ongoing open label extension, to now receive up to 18 months of open-label treatment with fosgonimeton.

*The ACT-AD trial and the related open-label extension for ACT-AD participants (described further below) was and are supported by a grant from the National Institute on Aging of the National Institutes of Health under Award Number R01AG06268. The information presented is solely the responsibility of Athira and does not necessarily represent the official views of the National Institutes of Health.

The following figure illustrates the current development stage of our ATH compounds and early discovery and development programs. Our pipeline consists of both BBB permeable and peripherally restricted drug candidates for CNS, PNS and other indications. In addition, we are exploring the use of our ATH compounds in additional indications in the CNS and PNS as we aim to improve neuronal health in multiple neurodegenerative diseases. Our drug discovery efforts are focused on designing and testing new early compounds to enhance the HGF/MET system for a variety of clinical applications.

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

To date, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock in our IPO and in a subsequent follow-on public offering, the sale and issuance of convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From inception to December 31, 2022, we have raised aggregate net cash proceeds of approximately $407.4 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes. We have incurred significant operating losses to date. Our net losses were $95.6 million and $54.9 million for the years ended December 30, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $191.5 million and cash, cash equivalents and investments of $245.2 million.

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

We will require substantial additional funding to support our continuing operations and further the development of our product candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which could include income from collaboration, licensing or similar arrangements, for the foreseeable future. Adequate funding may not be available when needed or on terms acceptable to us, or at all. If we are unable to raise additional capital as needed, we may have to significantly delay, scale back or discontinue development of our product candidates. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report.

Our Collaboration and Grant Agreements

Amended and Restated Washington State University License Agreement

We are party to an amended and restated exclusive license agreement with sublicensing terms with Washington State University, or WSU, that we entered into in 2015. Under this agreement, we have an exclusive license to make, use, sell, and offer for sale products covered by certain licensed patents, including dihexa, the chemical compound into which fosgonimeton metabolizes following administration. The term of the license continues until the earlier of the date in which no valid claim remains enforceable and the payment of royalties ceases for more than four consecutive quarters after such royalty payments begin. One of these licensed patents is jointly owned by WSU and Pacific Northwest Biotechnology, Inc. We do not expect Pacific Northwest Biotechnology, Inc.’s joint ownership to materially affect our license of such patent or the development of any of our product candidates to which the patent relates.

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

National Institutes of Health Grant

In December 2020, we accepted a grant from the NIH to support our ACT-AD Phase 2 clinical trial for fosgonimeton. Under the terms of the agreement and approval received from the NIH, we may receive up to an aggregate of $15.2 million. For additional information regarding this grant, see the section of this Annual Report on Form 10-K titled “Business—Our Collaboration and Grant Agreements.” We recognized $5.2 million and $8.8 million of income related to our NIH grant during the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, we received cash of $6.3 million and $7.6 million, respectively, in connection with the NIH grant. As of December 31, 2022 and 2021, we had incurred qualifying expenses in excess of cash received of approximately $1.2 million and $2.3 million, respectively, which is included in unbilled grant receivable on the consolidated balance sheets. In February 2023, we received cash of $1.2 million in connection with the unbilled grant receivable balance as of December 31, 2022. As of December 31, 2022, we had recognized aggregate grant income of $15.1 million of the total $15.2 million approved in connection with the NIH grant.

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

As of the date of this report, we cannot reasonably determine the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. Product candidates in later stages of development generally have higher development costs than those in earlier stages. We expect that our research and development expenses will increase for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, as our product candidates advance into later stages of development, as we conduct larger clinical trials, as we seek regulatory approvals for any product candidates that successfully complete clinical trials, as we expand our product pipeline, as we maintain, expand, protect and enforce our intellectual property portfolio, and as we incur expenses associated with hiring additional personnel to support our research and development efforts. In particular, we have seen, and expect to continue to see, our research and development expenses increase as we conduct our clinical trials for fosgonimeton, including open-label extensions for those trials. Additionally, we may experience an overall increase in research and development expenses as a result of inflation.

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
•
the impact of COVID-19 or other health epidemics on timelines and clinical operations, which may lead to increased costs; and
•
the extent to which we establish collaboration, licensing or similar arrangements and the performance of any related third parties.

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate.

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, consisting of employee salaries, related benefits, and stock-based compensation expense for our employees in the executive, legal, finance and accounting, human resources, and other administrative functions. General and administrative expenses also include third-party costs such as legal costs, insurance costs, accounting, auditing and tax related fees, business development fees, consulting fees and facilities and other expenses not otherwise included as research and development expenses. We expense general and administrative costs as incurred.

We expect that our general and administrative expenses will increase for the foreseeable future as we increase our headcount to support our continued research activities and development of our programs. We also anticipate that we will continue to incur expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities, and other administrative and professional services. We expect continued legal expenses related to our ongoing legal proceedings and proposed settlement to resolve such claims. We also expect to continue to increase the size of our administrative function to support the growth of our business. Additionally, we may experience an overall increase in general and administrative expenses as a result of inflation.

Grant Income

Grant income consists of income related to the NIH grant and is recognized as qualifying expenses under the grant agreement are incurred. Under the terms of the agreement and approval received from the NIH, we may receive up to an aggregate of $15.2 million. As of December 31, 2022, we had recognized aggregate grant income of $15.1 million in connection with the NIH grant.

Other Income, Net

Other income, net consists primarily of interest earned on our cash, cash equivalents and investments and the amortization of premiums and accretion of discounts on our available-for-sale securities. Absent further fundraising, we expect interest earned on our cash, cash equivalents and investments to decrease over the long term as we continue to expend our cash balances to fund our ongoing operations.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,
			Dollar	%
	2022	2021	Change	Change
	(in thousands)
Operating expenses:
Research and development	$61,464	$42,794	$18,670	44%
General and administrative	32,552	21,228	11,324	53
Legal settlement	10,000	—	10,000	*
Total operating expenses	104,016	64,022	39,994	47
Loss from operations	(104,016)	(64,022)	(39,994)	47
Grant income	5,161	8,835	(3,674)	(42)
Other income, net	3,216	334	2,882	863
Net loss	$(95,639)	$(54,853)	$(40,786)	56

* Not meaningful

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Year Ended December 31,
			Dollar	%
	2022	2021	Change	Change
	(in thousands)
Direct costs:
Fosgonimeton (ATH-1017)	$39,416	$34,488	$4,928	14%
ATH-1020	1,874	—	1,874	*
Preclinical programs and other direct costs	5,978	2,968	3,010	101
Total direct costs	47,268	37,456	9,812	26
Indirect costs:
Personnel-related costs, including stock- based compensation	12,620	4,545	8,075	178
Facilities and other costs	1,576	793	783	99
Total research and development expenses	$61,464	$42,794	$18,670	44

* Not meaningful

Research and development expenses increased by $18.7 million, from $42.8 million for the year ended December 31, 2021 to $61.5 million for the year ended December 31, 2022. The increase was driven primarily by an increase in personnel-related costs of $8.1 million due to an increase in headcount, including a $1.9 million increase in stock-based compensation expense in connection with equity grants to new hires and existing employees, an increase in expenses for fosgonimeton of $4.9 million related to continued patient enrollment and clinical site visit activity for our Phase 2 and Phase 2/3 clinical trials and the corresponding open-label extension for our Phase 2 and Phase 2/3 clinical trials, an increase in preclinical research and development expenses of $3.0 million, $1.9 million of expense associated with our ATH-1020 Phase 1 clinical trial, which commenced in the first quarter of 2022, and an increase of $0.8 million related to facilities and other indirect costs.

General and Administrative Expenses

General and administrative expenses increased by $11.3 million, from $21.2 million for the year ended December 31, 2021 to $32.6 million for the year ended December 31, 2022. The increase was primarily due to an increase in personnel-related costs of $6.6 million, due primarily to increases in headcount to support our continued growth, including a $4.1 million increase in stock-based compensation expense in connection with equity grants to new hires and existing employees, an increase in legal costs of $2.2 million, which includes costs related to our ongoing legal proceedings and the proxy contest in connection with our 2022 annual meeting of stockholders, an increase in business development expenses of $0.9 million, an increase in facilities expenses of $0.6 million, an increase in insurance and other general corporate expenses of $0.6 million, and an increase in professional services expenses of $0.5 million.

Legal Settlement Expense

In connection with the proposed settlement of the securities class action litigation, we recorded a legal settlement expense of $10.0 million for the year ended December 31, 2022. For more information see the section of this report titled “Legal Proceedings— Securities Class Actions".

Grant Income

Grant income decreased by $3.7 million, from $8.8 million for the year ended December 31, 2021 to $5.2 million for the year ended December 31, 2022. The decrease was driven by a decrease in expenses qualifying for reimbursement under the terms of the NIH grant upon the public readout of topline data of our Phase 2 ACT-AD clinical trial in the second quarter of 2022.

Other Income, Net

Other income, net, increased by $2.9 million, from $0.3 million for the year ended December 31, 2021 to $3.2 million for the year ended December 31, 2022 due to higher interest income earned on our available-for-sale securities resulting from rising interest rates on debt securities, in addition to accretion of discounts on debt securities purchased below par value and held to maturity.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From our inception through December 31, 2022, we have raised aggregate net cash proceeds of $407.4 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes.

Recent sales of our common stock were as follows:

	Common		Net
	Shares	Price	Proceeds
	Issued	Per Share	(in millions)
September 2020 IPO	12,000,000	$17.00	$186.4
October 2020 overallotment exercise	1,397,712	17.00	22.1
January 2021 follow-on public offering	4,000,000	22.50	84.1
February 2021 overallotment exercise	600,000	22.50	12.7
Total	17,997,712		$305.3

As of December 31, 2022, we had $245.2 million in cash, cash equivalents and investments and have not generated positive cash flows from operations. Since our inception, we have devoted substantially all of our resources to our research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Material Cash and Future Funding Requirements

Our material cash requirements include our operating leases for laboratory and office facilities. As of December 31, 2022, we had lease payment obligations of $2.3 million, with $0.5 million payable within 12 months. For additional information regarding our lease commitments, see Note 7 to our consolidated financial statements included elsewhere in this report. We are contingently committed to $0.9 million of potential future research and development milestone payments, in addition to sales-based payments and royalties, under our license agreement with WSU. Payments generally are due and payable only upon achievement of certain developmental, regulatory, and sales milestones for which the specific timing cannot be predicted. Refer to Note 6 to our consolidated financial statements for additional information regarding the WSU license agreement. Additionally, we have purchase obligations and open purchase orders that support normal operations and are primarily due in the next 12 months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions. We also anticipate that our research and development expenses and our general and administrative expenses will increase over at least the near-term as we advance our clinical development and our product candidates through clinical trials, increase our headcount to support our operations, and incur legal and other professional expenses related to our ongoing legal proceedings. We cannot predict with certainty the amount and timing of these increased expenses.

Based upon our current operating plan, we estimate that our $245.2 million of cash, cash equivalents and investments at December 31, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report. We will need to raise substantial additional capital to fund the development of our product candidates. Until such time as we can generate significant revenue from product sales, we expect to finance our operations through the sale of equity securities, debt financings, or other capital, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants. For example, in January 2023, we entered into a sales agreement with Cantor Fitzgerald and BTIG to sell shares of our common stock having aggregate sales proceeds of up to $75.0 million, from time to time, through an at-the-market, or ATM, equity offering program under which Cantor and BTIG are acting as sales agents. As of the date of this report, we have not sold any securities pursuant to this ATM offering. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(72,469)	$(43,098)
Investing activities	57,664	(4,079)
Financing activities	654	97,089
Net (decrease) increase in cash, cash equivalents and restricted cash	$(14,151)	$49,912

Operating Activities

During the year ended December 31, 2022, net cash used in operating activities was $72.5 million. This consisted primarily of a net loss of $95.6 million, partially offset by non-cash charges of $11.2 million and a decrease in our net operating assets of $11.9 million. The non-cash charges primarily consisted of stock-based compensation expense, depreciation expense, and amortization of premiums and accretion of discounts on our available-for-sale securities. The decrease in our net operating assets was primarily due to a decrease in unbilled grant receivable, an increase in accounts payable and accrued expenses, and an accrual for legal settlement expenses related to the securities class action litigation, partially offset by an increase in prepaid expenses and other current assets.

During the year ended December 31, 2021, net cash used in operating activities was $43.1 million. This consisted primarily of a net loss of $54.9 million, partially offset by non-cash charges of $5.6 million and a decrease in our net operating assets of $6.2 million. The non-cash charges primarily consisted of stock-based compensation expense, depreciation expense, and amortization of premiums and accretion of discounts on our available-for-sale securities. The decrease in our net operating assets was due to an increase in accounts payable and accrued expenses and a decrease in prepaid expenses and other current assets, partially offset by an increase in unbilled grant receivable.

Investing Activities

During the year ended December 31, 2022, net cash provided by investing was $57.7 million. This consisted of maturities of available-for-sale securities of $154.1 million, partially offset by purchases of available-for-sale securities of $95.3 million and property and equipment of $1.1 million.

During the year ended December 31, 2021, net cash used in investing activities was $4.1 million. This consisted primarily of purchases of available-for-sale securities of $299.2 million and purchases of property and equipment of $1.6 million, partially offset by maturities of available-for-sale securities of $278.6 million and sales of available-for-sale securities of $18.1 million.

Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $0.7 million, consisting of proceeds received from exercises of stock options.

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

Grant Income

In December 2020, we accepted a grant from the NIH to support our ACT-AD Phase 2 clinical trial for fosgonimeton. Under the terms of the agreement and approval received from the NIH, we may receive up to an aggregate of $15.2 million. We recognize income related to the NIH grant within the consolidated statement of operations and comprehensive loss as qualifying expenses under the grant agreement are incurred. We record qualifying expenses incurred in excess of cash received in unbilled grant receivable on the consolidated balance sheets.

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

See Note 9 to our consolidated financial statements included elsewhere in this report for more information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options. Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

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

We recorded stock-based compensation expense of $10.6 million and $4.6 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was $18.6 million of total unrecognized stock-based compensation expense related to non-vested stock options which we expect to recognize over a remaining weighted-average period of 2.68 years. As of December 31, 2022, there was $1.4 million of total unrecognized stock-based compensation expense related to non-vested restricted stock units which we expect to recognize over a remaining weighted-average period of 0.80 years. We expect to continue to grant stock options and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

As of December 31, 2022, we had $9.5 million of federal net operating loss, or NOL, carryforwards and $5.6 million of tax credit carryforwards which expire over a period of 9 to 15 years. As of December 31, 2022, we had $104.4 million of such NOLs that do not expire. As of December 31, 2022, we also had state net operating loss carryforwards of $2.7 million, which expire over a period of 19 to 20 years.

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

Item 8. Financial Statements and Supplementary Data.

Athira Pharma, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Athira Pharma, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Athira Pharma, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Seattle, Washington

March 23, 2023

Athira Pharma, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$95,966	$110,537
Short-term investments	104,378	143,222
Unbilled grant receivable	1,227	2,336
Prepaid expenses and other current assets	5,962	4,704
Total current assets	207,533	260,799
Restricted cash	420	—
Property and equipment, net	4,053	3,757
Operating lease right-of-use asset	1,263	1,460
Long-term investments	44,829	65,936
Other long-term assets	55	56
Total assets	$258,153	$332,008
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,501	$567
Accrued liabilities	8,604	8,437
Accrued legal settlement (Note 7)	10,000	—
Current operating lease liability	326	288
Total current liabilities	21,431	9,292
Operating lease liability, less current portion	1,585	1,632
Total liabilities	23,016	10,924
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at December 31, 2022 and December 31, 2021, respectively; 37,877,387 and 37,379,077 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	428,623	417,363
Accumulated other comprehensive loss	(1,956)	(388)
Accumulated deficit	(191,534)	(95,895)
Total stockholders' equity	235,137	321,084
Total liabilities and stockholders' equity	$258,153	$332,008

The accompanying notes are an integral part of these consolidated financial statements.

Athira Pharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$61,464	$42,794
General and administrative	32,552	21,228
Legal settlement	10,000	—
Total operating expenses	104,016	64,022
Loss from operations	(104,016)	(64,022)
Grant income	5,161	8,835
Other income, net	3,216	334
Net loss	$(95,639)	$(54,853)
Unrealized loss on available-for-sale securities	(1,568)	(421)
Comprehensive loss attributable to common stockholders	$(97,207)	$(55,274)
Net loss per share attributable to common stockholders, basic and diluted	$(2.53)	$(1.49)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,733,240	36,921,172

The accompanying notes are an integral part of these consolidated financial statements.

Athira Pharma, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2021	32,485,784	$3	$315,288	$33	$(41,042)	$274,282
Issuance of common stock upon exercise of common stock options and vesting of restricted stock units	266,653	—	327	—	—	327
Issuance of common stock under employee stock purchase plan	26,640	—	364	—	—	364
Proceeds from follow-on public offering, net of underwriters' discounts and commissions and issuance costs	4,600,000	1	96,761	—	—	96,762
Stock-based compensation	—	—	4,623	—	—	4,623
Unrealized loss on available-for-sale securities	—	—	—	(421)	—	(421)
Net loss	—	—	—	—	(54,853)	(54,853)
Balance as of December 31, 2021	37,379,077	$4	$417,363	$(388)	$(95,895)	$321,084
Issuance of common stock upon exercise of common stock options and vesting of restricted stock units	419,949	—	309	—	—	309
Issuance of common stock under employee stock purchase plan	78,361	—	345	—	—	345
Stock-based compensation	—	—	10,606	—	—	10,606
Unrealized loss on available-for-sale securities	—	—	—	(1,568)	—	(1,568)
Net loss	—	—	—	—	(95,639)	(95,639)
Balance as of December 31, 2022	37,877,387	$4	$428,623	$(1,956)	$(191,534)	$235,137

The accompanying notes are an integral part of these consolidated financial statements.

Athira Pharma, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(95,639)	$(54,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,606	4,623
Depreciation expense	845	479
Non-cash lease expense	203	155
Amortization of premiums and accretion of discounts on available-for-sale securities, net	(422)	493
Changes in operating assets and liabilities:
Unbilled grant receivable	1,109	(1,036)
Prepaid expenses and other current assets	(1,257)	1,650
Accounts payable and accrued liabilities	2,101	5,150
Accrued legal settlement	10,000	—
Operating lease liability	(15)	241
Net cash used in operating activities	(72,469)	(43,098)
Investing activities
Purchases of available-for-sale securities	(95,288)	(299,197)
Maturities of available-for-sale securities	154,093	278,639
Proceeds from sales of available-for-sale securities	—	18,052
Purchases of property and equipment	(1,141)	(1,573)
Net cash provided by (used in) investing activities	57,664	(4,079)
Financing activities
Proceeds from exercise of common stock options	654	327
Proceeds from public offering, net of issuance costs	—	96,762
Net cash provided by financing activities	654	97,089
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,151)	49,912
Cash, cash equivalents and restricted cash, beginning of period	110,537	60,625
Cash, cash equivalents and restricted cash, end of period	$96,386	$110,537
Supplemental disclosures of cash flow information:
Right-of-use asset obtained in exchange for new operating lease liability	$—	$680

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

At The Market Common Stock Offering

In January 2023, the Company entered into a sales agreement with Cantor Fitzgerald and BTIG to sell shares of our common stock having aggregate sales proceeds of up to $75.0 million, from time to time, through an “at the market” (“ATM”) equity offering program under which Cantor and BTIG are acting as sales agents. The Company has not sold any securities pursuant to this ATM offering.

Liquidity and Capital Resources

Since the Company’s inception, it has funded its operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From the Company’s inception through December 31, 2022, it has raised aggregate net cash proceeds of $407.4 million primarily from the issuance of its common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes. As of December 31, 2022, the Company had $245.2 million in cash, cash equivalents, and investments and had not generated positive cash flows from operations. Since the Company’s inception, it has devoted substantially all of its resources to its research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Based upon the Company’s current operating plan, it estimates that its $245.2 million of cash, cash equivalents, and investments at December 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months following the date of the Company’s Annual Report on Form 10-K.

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

	December 31,
	2022	2021
Cash and cash equivalents	$95,966	$110,537
Restricted cash	420	—
Cash, cash equivalents and restricted cash	$96,386	$110,537

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

The Company reviews long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset group may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess of the asset's carrying amount over its fair value. Gains and losses from asset disposals and impairment losses are classified within the consolidated statements of operations and comprehensive loss in accordance with the use of the asset. There were no impairment losses in the years ended December 31, 2022 and 2021 as there have been no events warranting an impairment analysis.

Fair Value Measurements

The carrying amounts of certain financial instruments, including cash, cash equivalents, restricted cash, investments, accounts payable and accrued expenses approximate their fair values due to the short-term nature of those amounts.

Grant Income

In December 2020, the Company accepted a grant from the National Institute on Aging (“NIA”) of the National Institutes of Health (“NIH”) to support its ACT-AD Phase 2 clinical trial for fosgonimeton (then-named ATH-1017), the Company’s lead therapeutic candidate being developed for the treatment of individuals with mild-to-moderate Alzheimer’s disease. Under the terms of the agreement and approval received from the NIH, the Company may receive up to an aggregate of $15.2 million. The Company recognizes income related to the NIH grant in the accompanying consolidated statements of operations and comprehensive loss as qualifying expenses under the grant agreement are incurred.

During the years ended December 31, 2022 and 2021, the Company recognized grant income of $5.2 million and $8.8 million, respectively, in connection with the NIH grant. As of December 31, 2022 and December 31, 2021, the Company incurred qualifying expenses in excess of cash received of $1.2 million and $2.3 million, respectively, which is included in unbilled grant receivable on the consolidated balance sheets. The Company received cash of $6.3 million related to the NIH grant during the year ended December 31, 2022, compared to $7.6 million during the year ended December 31, 2021. As of December 31, 2022, we recognized aggregate grant income of $15.1 million of the total $15.2 million approved in connection with the NIH grant.

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

Foreign Currency Transaction Remeasurement Adjustments

Monetary assets and liabilities denominated in foreign currencies were translated into U.S. dollars, the reporting currency, at the exchange rate prevailing at the balance sheet date. Income and expenses denominated in foreign currencies were translated into U.S. dollars at the average exchange rate for the period and the transaction remeasurement adjustments are reported within other income, net in the consolidated statement of operations and comprehensive loss. The functional currency of the Company’s Australian subsidiary is the U.S. dollar.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments: Credit Losses (Topic 326) as clarified in ASU 2019-04, ASU 2019-05, and ASU 2020-02. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investment securities are recorded. The ASU will become effective beginning January 1, 2023, with early adoption permitted. The adoption of ASU 2016-13 will not have a material impact on the Company’s financial condition, results of operations, cash flows or financial statement disclosures.

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

The following tables reflect the Company’s financial asset balances measured on a recurring basis (in thousands):

	December 31, 2022
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$7	$—	$—	$7
Commercial paper	2	78,028	—	(26)	78,002
Total cash equivalents		$78,035	$—	$(26)	$78,009
Short-term investments:
Commercial paper	2	36,933	—	(168)	36,765
U.S. government debt and agency securities	2	65,157	—	(784)	64,373
Corporate bonds	2	3,302	—	(62)	3,240
Total short-term investments		$105,392	$—	$(1,014)	$104,378
Long-term investments:
U.S. government debt and agency securities	2	45,745	—	(916)	44,829
Total long-term investments		$45,745	$—	$(916)	$44,829

	December 31, 2021
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$57	$—	$—	$57
Commercial paper	2	96,120	—	(5)	96,115
Total cash equivalents		$96,177	$—	$(5)	$96,172
Short-term investments:
Commercial paper	2	74,170	—	(35)	74,135
U.S. government debt, municipal bonds, and agency securities	2	62,149	2	(59)	62,092
Corporate bonds	2	7,004	—	(9)	6,995
Total short-term investments		$143,323	$2	$(103)	$143,222
Long-term investments:
Corporate bonds	2	3,307	—	(20)	3,287
U.S. government debt and agency securities	2	62,911	—	(262)	62,649
Total long-term investments		$66,218	$—	$(282)	$65,936

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

4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Lab equipment	$433	$268
Office furniture, fixtures, and computer equipment	692	325
Leasehold improvement	4,296	2,563
Construction in progress	—	1,124
Property and equipment, at cost	5,421	4,280
Less: accumulated depreciation	(1,368)	(523)
Property and equipment, net	$4,053	$3,757

Depreciation expense was $845,000 and $479,000 for the years ended December 31, 2022 and 2021, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Research and development expenses	$3,843	$5,723
Employee compensation and benefits	3,415	1,907
Professional services and other	1,346	807
Total accrued liabilities	$8,604	$8,437

6. Significant Agreements

Washington State University (“WSU”) License Agreement

The Company is party to an amended and restated exclusive license agreement with sublicensing terms with Washington State University (“WSU”) that the Company entered into in 2015. Under this agreement, the Company has an exclusive license to make, use, sell, and offer for sale products covered by certain licensed patents, including dihexa, the chemical compound into which fosgonimeton metabolizes following administration.

To keep in good standing, the agreement requires the Company to meet certain development milestones and pay annual maintenance fees. All contractual requirements have been met as of December 31, 2022.

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

Additionally, the agreement allows the Company to sublicense the rights conveyed by the agreement, subject to additional payments to WSU based upon the sublicense consideration received in such event. Such amounts are dependent on the terms of the underlying sublicense and range from the mid-single digits to mid-teens of any non-sales based payments received, and low twenties of net sales based sublicense royalties. As of December 31, 2022, the Company has not entered into or incurred any liability from a sublicense agreement.

7. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is subject to various legal proceedings or claims that arise in the ordinary course of business. The Company accrues a liability when the Company's management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The following is a brief description of the more significant legal proceedings.

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

On August 12, 2022, defendant Dr. Kawas filed a motion for partial reconsideration of the court’s July 29, 2022 order. On October 24, 2022, the parties filed a (1) joint status report and discovery plan and (2) stipulation and case scheduling order, wherein the parties proposed deadlines for material case events, including the completion of fact discovery, expert discovery, and dispositive motion practice. On November 2, 2022, the court entered an order setting certain case deadlines. On November 4, 2022, the Company and Dr. Kawas filed their individual answers to the consolidated amended complaint. In mid-November 2022, the parties began conducting fact discovery. On December 19, 2022, the underwriter defendants filed a motion for entry of judgment. On February 17, 2023, the court issued an order directing the parties to provide briefing on the court’s proposed form of partial judgment.

On February 28, 2023, the Company reached an agreement in principle to resolve all claims in the class action lawsuit. Under the proposed settlement, the Company has agreed to make a one-time payment of $10.0 million. As a result, the Company recorded a legal settlement expense of $10.0 million in operating expenses on the accompanying consolidated statements of operations and comprehensive loss in the fourth quarter of 2022 and an accrued liability of $10.0 million on the accompanying consolidated balance sheets. The proposed settlement is subject to the parties finalizing a stipulation of settlement and preliminary and final approval of the U.S. District Court for the Western District of Washington.

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

Government Investigations

In November 2022, the Company received a Civil Investigative Demand from the Civil Division of the Department of Justice, or the Demand. The Demand seeks documents and information relating to our relationship with WSU, certain of our grant applications in 2016 and 2019 with the National Institutes of Health, or NIH, and our receipt of a NIH grant in 2020. The Company is cooperating with the Department of Justice with respect to the Demand.

In February 2023, the Securities and Exchange Commission, or SEC, sent the Company a subpoena seeking documents and information relating to, among other things, our former chief executive officer's alterations of images in certain research papers. The Company is cooperating with the SEC with respect to the subpoena.

The Company cannot predict the outcome of these lawsuits or government investigations. Failure by the Company to obtain a favorable resolution of these actions could have a material adverse effect on our business, results of operations and financial condition. The Company’s chances of success on the merits are still uncertain and, other than an accrual of $10.0 million recorded for the proposed settlement of the securities class action litigation for the year ended December 31, 2022, any possible loss or range of loss cannot be reasonably estimated and as such the Company has not otherwise recorded a liability as of December 31, 2022.

Indemnifications

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. To date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company enters into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid.

Operating Leases

The Company has operating leases for laboratory and office facilities in Bothell, Washington that expire in August 2027. The initial terms of the leases range from 6.3 to 7 years and the Company has options to extend the leases for an additional five years that it is not reasonably certain to exercise. As of December 31, 2022, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

December 31, 2022
2023	466
2024	480
2025	494
Thereafter	855
Total undiscounted lease payments	2,295
Present value adjustment for minimum lease commitments	(384)
Net lease liability	$1,911

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

December 31, 2022
Weighted average remaining lease term (years)	4.7
Weighted average discount rate	8.1%

Operating lease expense was $368,000 and $323,000 for the years ended December 31, 2022 and 2021, respectively. Separately, variable lease expense was $167,000 and $108,000 for operating leases during the years ended December 31, 2022 and 2021, respectively.

8. Common Stock

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

The Company has reserved the following shares of common stock for future issuance, on an as-converted basis, as follows:

	December 31,
	2022	2021
Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	4,269,861	2,632,396
Shares available for future grant under the 2020 Equity Incentive Plan	4,253,854	4,442,315
Shares available for future grant under the Employee Stock Purchase Plan	916,640	621,211
Total	9,440,355	7,695,922

The Company’s 2020 Equity Incentive Plan (“2020 Plan”) provides for annual increases in the number of shares that may be issued under the 2020 Plan on January 1, 2021 and each subsequent January 1, thereafter, by a number of shares equal to the least of (1) 3,230,000 shares, (2) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (3) an amount determined by the Company’s board of directors.

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

Effective January 1, 2022, the Company’s 2020 Plan and ESPP reserves increased by 1,868,953 shares and 373,790 shares, respectively.

Effective January 1, 2023, the Company’s 2020 Plan and ESPP reserves increased by 1,893,869 shares and 378,773 shares, respectively.

9. Stock-based Compensation

Stock‑based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$3,217	$1,368
General and administrative	7,389	3,255
Total stock-based compensation expense	$10,606	$4,623

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

The fair value of each stock option was estimated using the Black‑Scholes option‑pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.15%	0.99%
Expected volatility	92.95%	90.91%
Expected term (in years)	6.02	6.10
Expected dividend yield	—	—

The grant date fair value of restricted stock units is based upon the fair market value of the Company’s common stock based on its closing price as reported on the date of grant on the Nasdaq Global Select Market.

The fair value of options granted during the years ended December 31, 2022 and 2021 were $16.3 million and $14.4 million, respectively. The fair value of restricted stock units granted during the year ended December 31, 2022 and 2021 was $129,000 and $5.7 million, respectively.

Stock Option Activity

Changes in shares available for grant under the 2020 Plan during the year ended December 31, 2022 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2021	4,442,315
2020 Plan reserve increase on January 1, 2022	1,868,953
Options and restricted stock units granted	(2,242,047)
Options and restricted stock units forfeited, cancelled, or expired	184,633
Shares available for grant at December 31, 2022	4,253,854

A summary of option activity for the year ended December 31, 2022 was as follows:

	Shares	Weighted- Average Exercise price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	2,270,896	$12.76	7.22	$8,306
Granted	2,229,797	9.64
Exercised	(300,038)	1.03
Forfeited/expired	(167,133)	16.41
Balance at December 31, 2022	4,033,522	$11.75	8.40	$827
Expected to vest	2,731,214	$11.71	8.85	$133
Options exercisable	1,302,308	$11.84	7.45	$694

The total fair value of options granted that vested during the years ended December 31, 2022 and 2021 was $6.8 million and $1.4 million, respectively.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock underlying all options that were in-the-money at December 31, 2022. The aggregate intrinsic value of options exercised was $3.0 million and $3.1 million during the year ended December 31, 2022 and 2021, respectively, determined as of the date of option exercise. As of December 31, 2022, there was $18.6 million of total unrecognized compensation cost related to non-vested stock options. The Company expects to recognize this cost over a remaining weighted-average period of 2.68 years. The Company utilizes newly issued shares to satisfy option exercises.

Stock options outstanding and exercisable consisted of the following at December 31, 2022:

Exercise Price ($)	Shares Outstanding	Shares Exercisable
0.16 to 3.37	632,181	318,822
8.93 to 19.94	3,025,820	870,326
20.55 to 29.41	375,521	113,160
Total	4,033,522	1,302,308

Restricted Stock Unit Activity

A summary of RSU activity for the year ended December 31, 2022 is as follows:

	Share Equivalent	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2021	361,500	$15.32
Granted	12,250	10.54
Cancelled	(17,500)	15.22
Vested	(119,911)	15.15
Non-vested at December 31, 2022	236,339	$15.16

The RSUs will vest upon achievement of certain clinical development milestones, subject to continued service to the Company during the vesting period. In June 2022, 119,911 RSUs vested in connection with the public readout of topline data from the Company's Phase 2 ACT-AD clinical trial. As of December 31, 2022, there was $1.4 million of total unrecognized compensation cost related to unvested RSUs. The Company expects to recognize this cost over a remaining weighted-average period of 0.80 years.

Employee Stock Purchase Plan

Under the ESPP, eligible employees can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. The ESPP provides for offering periods of six months in duration with one purchase period per offering period beginning May 18 and November 18 of each year. Participants in an offering period will be granted the right to purchase shares of our common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (1) the first day of the offering period or (2) the end of each purchase period within the offering period. A maximum of 10,000 shares of common stock may be purchased by each participant at the purchase date during the offering period. The fair value of the ESPP options granted is determined using the Black-Scholes model and is amortized on a straight-line basis. The number of shares reserved for the ESPP automatically increases each year, beginning on January 1, 2021 by the least of (1) 646,000 shares of common stock, (2) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (3) such number of shares determined by the board no later than the last day of the immediately preceding fiscal year. As of December 31, 2022, 916,640 shares of common stock were reserved for future grants under the ESPP. On January 1, 2023, an additional 378,773 shares of common stock became available for future grants under the ESPP. Stock-based compensation expense recognized during the years ended December 31, 2022 and 2021 associated with the ESPP was $162,000 and $164,000, respectively.

During the year ended December 31, 2022, the Company issued 78,361 shares of common stock to service providers under the ESPP.

10. Income Taxes

Components of Income and Income Tax

The Company did not record a provision (benefit) for income taxes for the years ended December 31, 2022 and 2021. Net loss is attributable to the following tax jurisdictions (in thousands):

	Year Ended December 31,
	2022	2021
United States	$(95,778)	$(54,963)
Foreign	139	110
Net Loss	$(95,639)	$(54,853)

The provision for income taxes differs from the amount expected by applying the federal statutory rates to the net loss before taxes as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
State taxes	(0.4)	1.2
Stock-based compensation	(1.3)	0.4
Non-deductible expenses and others	(0.1)	(0.2)
Tax credits	2.2	2.2
Change in valuation allowance	(21.4)	(24.6)
Effective income tax rate	—%	—%

Deferred Tax Assets and Liabilities

The components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$24,092	$19,543
Research and development tax credit carryforwards	4,218	2,166
Accrued liabilities	2,781	392
Stock-based compensation	1,676	804
Operating lease liability	404	426
Other	121	224
Capitalized research and development	10,729	—
Total deferred tax assets	44,021	23,555
Deferred tax liabilities:
Right of use asset	(267)	(324)
Prepaid expenses and other	(475)	(664)
Unrealized gain (loss)	(294)
Total deferred tax liabilities	(1,036)	(988)
Less valuation allowance	(42,985)	(22,567)
Net deferred tax assets	$—	$—

Deferred income taxes reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, and operating losses and tax credit carryforwards. The Company considers a number of factors concerning the realizability of its net deferred tax assets, including its history of operating losses, the nature of the deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible, all of which require significant judgment. As of December 31, 2022, the Company has recorded a full valuation allowance on its net deferred tax assets as the Company has concluded that it is not more likely than not that such losses or credits will be utilized. The valuation allowance increased by $20.4 million and $13.5 million during 2022 and 2021, respectively.

At December 31, 2022, the Company has federal net operating loss and tax credit carryforwards of $9.5 million and $5.6 million, respectively, which expire over a period of 9 to 15 years. Net operating loss carryforwards of $104.4 million were generated after 2017, and therefore do not expire. As of December 31, 2022, the Company also had state net operating loss carryforwards of $2.7 million, which expire over a period of 19 to 20 years.

The Tax Cuts and Jobs Act contained a provision which requires the capitalization of Section 174 costs incurred in years beginning on or after January 1, 2022. Section 174 costs are expenditures which represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software, or technique. This provision changes the treatment of Section 174 costs such that the expenditures are no longer allowed as an immediate deduction but rather must be capitalized and amortized. We have included the impact of this provision, which results in a deferred tax asset of approximately $10.7 million as of December 31, 2022.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for uncertain tax positions were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance	$722	$337
Reductions for tax positions taken in prior years	—	(30)
Additions for tax positions taken in the current year	684	415
Ending balance	$1,406	$722

If the unrecognized tax benefits for uncertain tax positions as of December 31, 2022 are recognized, there will be no impact to the effective tax rate due to the valuation allowance. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated financial statements. At December 31, 2022, there were no material interest and penalties on uncertain tax benefits. The Company does not anticipate any significant changes to its unrecognized tax benefits in the next 12 months.

11. Employee Benefit Plans

The Company has a 401(k) Plan for all of its employees. The 401(k) Plan allows eligible employees to defer, at the employee’s discretion, up to 100% of their pretax compensation up to the Internal Revenue Service annual limit. The Company made matching contributions of $354,000 during the year ended December 31, 2022. The Company did not make any matching contributions during the year ended December 31, 2021.

12. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2022	2021
Non-vested Restricted Stock Units	236,339	361,500
Stock options to purchase common stock	4,033,522	2,270,896
Employee stock purchase plan	5,148	1,277
Total	4,275,009	2,633,673

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

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We maintain a Code of Business Conduct and Ethics that incorporates our code of business conduct and ethics applicable to all employees, including all directors and executive officers. Our Code of Business Conduct and Ethics is published on our Investors website at https://investors.athira.com/ under “Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.

The remaining information required by this Item 10 of Form 10-K will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders (“2023 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Form 10-K, including with respect to our equity compensation plans, will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

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

(3)
Exhibits

The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-39503	3.1	November 12, 2020

3.2	Amended and Restated Bylaws of the Company	8-K	001-39503	3.1	November 18, 2022

4.1	Specimen Common Stock Certificate of the Registrant	S-1/A	333-248428	4.1	September 14, 2020

4.2	Investors’ Rights Agreement, dated May 29, 2020, as amended, by and among the Registrant and the Investors and Key Holders party thereto	S-1/A	333-248428	4.2	September 9, 2020

4.3	Description of Capital Stock

10.1**	Form of Director and Executive Officer Indemnification Agreement	S-1	333-248428	10.1	August 26, 2020

10.2**	2014 Equity Incentive Plan, as amended	S-1/A	333-248428	10.2	September 9, 2020

10.3**	2020 Equity Incentive Plan	S-1/A	333-248428	10.5	September 9, 2020

10.4**	Form of Stock Option Agreement under the 2020 Equity Incentive Plan	S-1/A	333-248428	10.6	September 9, 2020

10.5**	Form of Restricted Stock Award Agreement under the 2020 Equity Incentive Plan	S-1/A	333-248428	10.7	September 9, 2020

10.6**	Form of RSU Agreement under the 2020 Equity Incentive Plan	S-1/A	333-248428	10.8	September 9, 2020

10.7†	Amended and Restated Standard Exclusive Licensing Agreement with Sublicensing Terms, dated October 28, 2015, by and between the Registrant and Washington State University, and amendments thereto	S-1	333-248428	10.9	August 26, 2020

10.8**	2020 Employee Stock Purchase Plan, as amended and Form of Subscription Agreement Thereunder

10.9	Lease agreement, dated July 20, 2020, by and between the Registrant and North Creek Parkway Center Investors, LP	S-1/A	333-248428	10.11	September 9, 2020

10.10**	Outside Director Compensation Policy, as amended

10.11**	Executive Incentive Compensation Plan	S-1/A	333-248428	10.13	September 9, 2020

10.12**	Confirmatory Employment Letter between the Registrant and Mark Litton, Ph.D.	S-1/A	333-248428	10.15	September 9, 2020

10.13**	Confirmatory Employment Letter between the Registrant and Kevin Church, Ph.D.	S-1/A	333-248428	10.16	September 9, 2020

10.14**	Confirmatory Employment Letter between the Registrant and Glenna Mileson	S-1/A	333-248428	10.17	September 9, 2020

10.15**	Amended and Restated Change in Control and Severance Agreement between the Registrant and Mark Litton, Ph.D.	8-K	001-39503	10.1	January 31, 2022

10.16**	Change in Control and Severance Agreement between the Registrant and Glenna Mileson	S-1/A	333-248428	10.20	September 9, 2020

10.17**	Employment Offer Letter between the Registrant and Hans Moebius, Ph.D.	S-1/A	333-248428	10.21	September 14, 2020

10.18**	First Amendment to Employment Agreement between the Registrant and Hans Moebius, Ph.D.	10-K	001-39503	10.27	March 28, 2022

10.19**	Change in Control and Severance Agreement between the Registrant and Hans Moebius, Ph.D.	S-1/A	333-248428	10.22	September 14, 2020

10.20**	Employment Offer Letter between the Registrant and Rachel Lenington	10-Q	001-39503	10.1	August 16, 2021

10.21**	Change in Control and Severance Agreement between the Registrant and Rachel Lenington	10-Q	001-39503	10.2	August 16, 2021

10.22**	Employment Offer Letter between the Registrant and Mark Worthington	10-Q	001-39503	10.3	August 16, 2021

10.23**	Change in Control and Severance Agreement between the Registrant and Mark Worthington	10-Q	001-39503	10.4	August 16, 2021

10.24	First Amendment to Lease by and between the Registrant and Nitrogen Propco 2020, L.P., as	10-Q	001-39503	10.5	August 16, 2021

successor-in-interest to North Creek Parkway Center Investors, L.P., dated June 28, 2021

10.25**	Change in Control and Severance Agreement between the Registrant and Kevin Church	10-K	001-39503	10.28	March 28, 2022

10.26	Controlled Equity Offering Sales AgreementSM, dated January 6, 2023, among the Registrant, Cantor Fitzgerald & Co. and BTIG, LLC	8-K	001-39503	1.01	January 6, 2023

21.1	List of Subsidiaries of the Registrant	S-1/A	333-24828	21.1	September 9, 2020

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in signature pages hereto)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Principal Accounting and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

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

Athira Pharma, Inc.

Date: March 23, 2023	By:	/s/ Mark Litton
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

Signature	Title	Date

/s/ Mark Litton	President, Chief Executive Officer and Director	March 23, 2023
Mark Litton	(Principal Executive Officer)

/s/ Glenna Mileson	Chief Financial Officer	March 23, 2023
Glenna Mileson	(Principal Financial and Accounting Officer)

/s/ Kelly A. Romano	Chairwoman of the Board of Directors	March 23, 2023
Kelly A. Romano

/s/ Joseph Edelman	Director	March 23, 2023
Joseph Edelman

/s/ John M. Fluke, Jr.	Director	March 23, 2023
John M. Fluke, Jr.

/s/ James A. Johnson	Director	March 23, 2023
James A. Johnson

/s/ Barbara Kosacz	Director	March 23, 2023
Barbara Kosacz

/s/ Michael Panzara	Director	March 23, 2023
Michael Panzara

/s/ Grant Pickering	Director	March 23, 2023
Grant Pickering