Form 10-Q
period 2023-03-31
Athira Pharma, Inc.
filed 2023-05-11
CIK 1620463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, there were 37,950,600 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Athira Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,182	$95,966
Short-term investments	80,799	104,378
Unbilled grant receivable	—	1,227
Prepaid expenses and other current assets	6,915	5,962
Total current assets	192,896	207,533
Restricted cash	631	420
Property and equipment, net	4,058	4,053
Operating lease right-of-use asset	1,212	1,263
Long-term investments	33,903	44,829
Other long-term assets	72	55
Total assets	$232,772	$258,153
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$892	$2,501
Accrued liabilities	8,921	8,604
Accrued legal settlement (Note 7)	10,000	10,000
Current operating lease liability	337	326
Total current liabilities	20,150	21,431
Operating lease liability, less current portion	1,497	1,585
Total liabilities	21,647	23,016
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively; 37,950,600 and 37,877,387 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	431,504	428,623
Accumulated other comprehensive loss	(1,029)	(1,956)
Accumulated deficit	(219,354)	(191,534)
Total stockholders' equity	211,125	235,137
Total liabilities and stockholders' equity	$232,772	$258,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$21,293	$14,460
General and administrative	8,477	8,927
Total operating expenses	29,770	23,387
Loss from operations	(29,770)	(23,387)
Grant income	157	2,234
Other income, net	1,793	173
Net loss	$(27,820)	$(20,980)
Unrealized gain (loss) on available-for-sale securities	927	(1,068)
Comprehensive loss attributable to common stockholders	$(26,893)	$(22,048)
Net loss per share attributable to common stockholders, basic and diluted	$(0.73)	$(0.56)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,923,402	37,593,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2023 and 2022

(in thousands, except share amounts)

(unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2022	37,379,077	$4	$417,363	$(388)	$(95,895)	$321,084
Issuance of common stock upon exercise of common stock options	244,981	—	210	—	—	210
Stock-based compensation	—	—	2,731	—	—	2,731
Unrealized loss on available-for-sale securities	—	—	—	(1,068)	—	(1,068)
Net loss	—	—	—	—	(20,980)	(20,980)
Balance as of March 31, 2022	37,624,058	$4	$420,304	$(1,456)	$(116,875)	$301,977

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2023	37,877,387	$4	$428,623	$(1,956)	$(191,534)	$235,137
Issuance of common stock upon exercise of common stock options	73,213	—	99	—	—	99
Stock-based compensation	—	—	2,782	—	—	2,782
Unrealized gain on available-for-sale securities	—	—	—	927	—	927
Net loss	—	—	—	—	(27,820)	(27,820)
Balance as of March 31, 2023	37,950,600	$4	$431,504	$(1,029)	$(219,354)	$211,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(27,820)	$(20,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,782	2,731
Depreciation expense	236	154
Non-cash lease expense	51	45
Amortization of premiums and accretion of discounts on available-for-sale securities, net	(331)	140
Changes in operating assets and liabilities:
Unbilled grant receivable	1,227	102
Prepaid expenses and other current assets	(970)	1,141
Accounts payable and accrued liabilities	(1,292)	164
Operating lease liability	(77)	(69)
Net cash used in operating activities	(26,194)	(16,572)
Investing activities
Purchases of available-for-sale securities	(9,712)	(17,828)
Maturities of available-for-sale securities	45,475	42,419
Purchases of property and equipment	(241)	(745)
Net cash provided by investing activities	35,522	23,846
Financing activities
Proceeds from exercise of common stock options	99	210
Net cash provided by financing activities	99	210
Net increase in cash, cash equivalents and restricted cash	9,427	7,484
Cash, cash equivalents and restricted cash, beginning of period	96,386	110,537
Cash, cash equivalents and restricted cash, end of period	$105,813	$118,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

At The Market Common Stock Offering

In January 2023, the Company entered into a sales agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, and BTIG, LLC, or BTIG, to sell shares of our common stock having aggregate sales proceeds of up to $75.0 million, from time to time, through an “at the market” (“ATM”) equity offering program under which Cantor Fitzgerald and BTIG are acting as sales agents. The Company has not sold any securities pursuant to this ATM offering.

Liquidity and Capital Resources

Since the Company’s inception, it has funded its operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From the Company’s inception through March 31, 2023, it has raised aggregate net cash proceeds of $407.4 million primarily from the issuance of its common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes. As of March 31, 2023, the Company had $219.9 million in cash, cash equivalents and investments and had not generated positive cash flows from operations. Since the Company’s inception, it has devoted substantially all of its resources to its research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Based upon the Company’s current operating plan, it estimates that its $219.9 million of cash, cash equivalents and investments at March 31, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the 12 months following the date of this report.

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements include the operations of Athira Pharma, Inc., and its wholly owned Australian subsidiary. All intercompany balances and transactions have been eliminated upon consolidation.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2023, and unaudited condensed consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the three months ended March 31, 2023 and 2022, are unaudited. The balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2022. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2023, and the unaudited condensed consolidated results of its operations and its cash flows for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are also unaudited. The unaudited condensed consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022 included in its Annual Report on Form 10-K filed with the SEC on March 23, 2023.

Fair Value Measurements

The carrying amounts of certain financial instruments, including cash, cash equivalents, restricted cash, investments, accounts payable and accrued expenses approximate their fair values due to the short-term nature of those amounts.

Restricted Cash

Restricted cash consists of collateral pledged in connection with the Company's corporate credit cards. The table below reconciles the balances of cash and cash equivalents and restricted cash reported on the unaudited condensed consolidated balance sheets to the balances of cash, cash equivalents and restricted cash reported on the unaudited condensed consolidated statements of cash flows.

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$105,182	$95,966
Restricted cash	631	420
Cash, cash equivalents and restricted cash	$105,813	$96,386

Grant Income

In December 2020, the Company accepted a grant from the National Institute on Aging (“NIA”) of the National Institutes of Health (“NIH”) to support its ACT-AD Phase 2 clinical trial for fosgonimeton (then-named ATH-1017), the Company’s lead therapeutic candidate being developed for the treatment of individuals with mild-to-moderate Alzheimer’s disease. Under the terms of the agreement and approval received from the NIH, the Company may receive up to an aggregate of $15.2 million. The Company recognizes income related to the NIH grant in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss as qualifying expenses under the grant agreement are incurred.

During the three months ended March 31, 2023 and 2022, the Company recognized grant income of $0.2 million and $2.2 million, respectively, in connection with the NIH grant. As of December 31, 2022, the Company incurred qualifying expenses in excess of cash received of approximately $1.2 million, which is included in unbilled grant receivable on the unaudited condensed consolidated balance sheets. During the three months ended March 31, 2023 and 2022, the Company received cash of $1.4 million and $2.3 million, respectively. As of March 31, 2023, the Company has recognized aggregate grant income of $15.2 million in connection with the NIH grant, equal to the total grant amount approved. The Company will not recognize any additional grant income in connection with the NIH grant.

Short-term and Long-term Investments

The Company generally invests its excess cash in investment grade short- to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, short-term investments, and long-term investments on the unaudited condensed consolidated balance sheets, classified as available-for-sale, and reported at fair value with unrealized gains and losses included in accumulated other comprehensive loss. Amortization and accretion are included in other income, net. Realized gains and losses on the sale of these securities are recognized in other income, net.

The Company periodically evaluates whether declines in fair values of its investments below their book value are due to expected credit losses, as well as the Company's ability and intent to hold the investment until a forecasted recovery occurs. Expected credit losses are recorded as an allowance through other income, net.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments: Credit Losses (Topic 326) as clarified in ASU 2019-04, ASU 2019-05, and ASU 2020-02. The objective of the standard is to provide information about expected credit losses on financial instruments at each reporting date and to change how other-than-temporary impairments on investment securities are recorded. The Company adopted ASU 2016-13 effective January 1, 2023 and it did not have a material impact on its financial condition, results of operations or cash flows.

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

The following tables reflect the Company’s financial asset balances measured at fair value on a recurring basis (in thousands):

	March 31, 2023
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$28	$—	$—	$28
Commercial paper	2	72,459	—	(23)	72,436
Agency securities	2	17,724	7	—	17,731
Total cash equivalents		$90,211	$7	$(23)	$90,195
Short-term investments:
Commercial paper	2	24,799	—	(55)	24,744
U.S. government debt and agency securities	2	53,278	—	(496)	52,782
Corporate bonds	2	3,302	—	(29)	3,273
Total short-term investments		$81,379	$—	$(580)	$80,799
Long-term investments:
U.S. government debt and agency securities	2	34,336	22	(455)	33,903
Total long-term investments		$34,336	$22	$(455)	$33,903

	December 31, 2022
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$7	$—	$—	$7
Commercial paper	2	78,028	—	(26)	78,002
Total cash equivalents		$78,035	$—	$(26)	$78,009
Short-term investments:
Commercial paper	2	36,933	—	(168)	36,765
U.S. government debt and agency securities	2	65,157	—	(784)	64,373
Corporate bonds	2	3,302	—	(62)	3,240
Total short-term investments		$105,392	$—	$(1,014)	$104,378
Long-term investments:
U.S. government debt and agency securities	2	45,745	—	(916)	44,829
Total long-term investments		$45,745	$—	$(916)	$44,829

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

As of March 31, 2023, the Company does not intend to sell any securities in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell such securities prior to the recovery of the amortized cost basis. Based on the Company's assessment, the Company concluded all impairments as of March 31, 2023 to be due to factors other than credit loss, such as changes in interest rates. A credit loss allowance was not recognized and the unrealized losses for available-for-sale securities were recorded in other comprehensive loss.

4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Lab equipment	$653	$433
Office furniture, fixtures, and computer equipment	712	692
Leasehold improvement	4,296	4,296
Property and equipment, at cost	5,661	5,421
Less: accumulated depreciation	(1,603)	(1,368)
Property and equipment, net	$4,058	$4,053

Depreciation expense was $236,000 and $154,000 for the three months ended March 31, 2023 and 2022, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Research and development expenses	$5,599	$3,843
Employee compensation and benefits	1,983	3,415
Professional services and other	1,339	1,346
Total accrued liabilities	$8,921	$8,604

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

To keep in good standing, the agreement requires the Company to meet certain development milestones and pay annual maintenance fees. All contractual requirements have been met as of March 31, 2023.

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

Under the terms of the agreement, the Company will pay a royalty in the mid-single digits of net sales, with the first $100,000 of net sales being exempt from royalty payment, and annual minimum royalty payments of $25,000 beginning after the first commercial sale of a licensed product. As of March 31, 2023, no sales of any licensed products had occurred and the Company had not incurred a royalty obligation under this agreement.

Additionally, the agreement allows the Company to sublicense the rights conveyed by the agreement, subject to additional payments to WSU based upon the sublicense consideration received in such event. Such amounts are dependent on the terms of the underlying sublicense and range from the mid-single digits to mid-teens of any non-sales based payments received, and low twenties of net sales based sublicense royalties. As of March 31, 2023, the Company has not entered into or incurred any liability from a sublicense agreement.

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

On March 10, 2023, following a mediation and the parties’ agreement in principle to settle the securities class action, the court entered a stipulated order setting a deadline of April 28, 2023 for the parties to file a stipulation of settlement and for lead plaintiffs to file a motion for preliminary approval of the settlement, which the parties filed on that date. The settlement is subject to preliminary and final approval by the U.S. District Court for the Western District of Washington.

As a result of the foregoing, the Company recorded a legal settlement expense of $10.0 million in operating expenses in the fourth quarter of 2022 and an accrued liability of $10.0 million on the accompanying unaudited condensed consolidated balance sheets.

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

The Company cannot predict the outcome of these lawsuits or government investigations. Failure by the Company to obtain a favorable resolution of these actions could have a material adverse effect on our business, results of operations and financial condition. The Company’s chances of success on the merits are still uncertain and, other than an accrual of $10.0 million recorded for the proposed settlement of the securities class action litigation during the year ended December 31, 2022, any possible loss or range of loss cannot be reasonably estimated and as such the Company has not otherwise recorded a liability as of March 31, 2023.

Operating Leases

The Company has operating leases for laboratory and office facilities in Bothell, Washington that expire in August 2027. The initial terms of the leases range from 6.3 to 7 years and the Company has options to extend the leases for an additional five years that it is not reasonably certain to exercise. As of March 31, 2023, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

March 31, 2023
Remaining 2023	351
2024	480
2025	494
2026	509
Thereafter	346
Total undiscounted lease payments	2,180
Present value adjustment for minimum lease commitments	(346)
Net lease liability	$1,834

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

March 31, 2023
Weighted average remaining lease term (years)	4.4
Weighted average discount rate	8.1%

Operating lease expense and variable lease expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease expense	$88,000	$89,000
Variable lease expense	$60,000	$44,000

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

The Company has reserved the following shares of common stock for future issuance, on an as-converted basis, as follows:

	March 31,	December 31,
	2023	2022
Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	6,941,479	4,269,861
Shares available for future grant under the 2020 Equity Incentive Plan	3,402,892	4,253,854
Shares available for future grant under the Employee Stock Purchase Plan	1,295,414	916,640
Total	11,639,785	9,440,355

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

Effective January 1, 2023, the Company’s 2020 Plan and ESPP reserves increased by 1,893,869 shares and 378,774 shares, respectively.

9. Stock-based Compensation

Stock‑based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$997	$785
General and administrative	1,785	1,946
Total stock-based compensation expense	$2,782	$2,731

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

The fair value of each stock option was estimated using the Black‑Scholes option‑pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.48%	1.73%
Expected volatility	99.25%	92.65%
Expected term (in years)	5.80	6.01
Expected dividend yield	—	—

The grant date fair value of restricted stock units is based upon the fair market value of the Company’s common stock based on its closing price as reported on the date of grant on the Nasdaq Global Select Market.

The fair value of options granted during the three months ended March 31, 2023 and 2022 was $7.6 million and $11.9 million, respectively. The fair value of restricted stock units granted during the three months ended March 31, 2023 and 2022 was $0.4 million and $0.1 million, respectively.

Stock Option and Restricted Stock Unit Activity

Changes in shares available for grant under the 2020 Plan during the three months ended March 31, 2023 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2022	4,253,854
2020 Plan reserve increase on January 1, 2023	1,893,869
Options and restricted stock units granted	(2,833,995)
Options and restricted stock units forfeited, cancelled, or expired	89,164
Shares available for grant at March 31, 2023	3,402,892

A summary of stock option activity under the 2020 Plan for the three months ended March 31, 2023 was as follows:

	Shares	Weighted- Average Exercise price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	4,033,522	$11.75	8.40	$827
Granted	2,714,995	3.52
Exercised	(73,213)	1.35
Forfeited/expired	(79,831)	5.34
Balance at March 31, 2023	6,595,473	$8.56	8.84	$476
Expected to vest	5,040,111	$7.51	9.22	$67
Options exercisable	1,555,362	$11.96	7.61	$409

The total fair value of options granted that vested during the three months ended March 31, 2023 and 2022 was $2.5 million and $1.9 million, respectively.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock underlying all options that were in-the-money at March 31, 2023. The aggregate intrinsic value of options exercised was $0.2 million and $2.7 million during the three months ended March 31, 2023 and 2022, respectively, determined as of the date of option exercise. As of March 31, 2023, there was $23.7 million of total unrecognized compensation cost related to unvested stock options. The Company expects to recognize this cost over a remaining weighted-average period of 2.6 years. The Company utilizes newly issued shares to satisfy option exercises.

Stock options outstanding and exercisable under the 2020 Plan consisted of the following at March 31, 2023:

Exercise Price ($)	Shares Outstanding	Shares Exercisable
0.16 to 4.33	3,206,263	390,211
8.93 to 19.94	3,015,489	971,954
20.55 to 29.41	373,721	193,197
Total	6,595,473	1,555,362

A summary of restricted stock unit, or RSU, activity for the three months ended March 31, 2023 is as follows:

	Share Equivalent	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2022	236,339	$15.16
Granted	119,000	3.37
Cancelled	(9,333)	6.36
Vested	—	—
Non-vested at March 31, 2023	346,006	$11.34

The RSUs will vest upon achievement of certain clinical development milestones, subject to continued service to the Company during the vesting period. As of March 31, 2023, there was $1.3 million of total unrecognized compensation cost related to unvested RSUs. The Company expects to recognize this cost over a remaining weighted-average period of 0.9 years.

10. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Non-vested Restricted Stock Units	346,006	359,750
Stock options to purchase common stock	6,595,473	3,425,444
Employee stock purchase plan	15,079	2,955
Total	6,956,558	3,788,149

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this report and with our audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 23, 2023.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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
•
our plans to further extend our open label extension trial for our LIFT-AD and ACT-AD clinical trials;
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

In this report, “we,” “our,” “us,” “Athira,” and “the Company” refer to Athira Pharma, Inc. and our wholly-owned subsidiary.

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

Our lead candidate, fosgonimeton, is a subcutaneously administered, small molecule positive modulator of the HGF/MET system for CNS disorders. The effects of fosgonimeton in its primary target indication, AD, are currently being evaluated in multiple clinical trials:

•
ACT-AD*, was a randomized, double-blind, placebo-controlled, parallel-group 26-week exploratory Phase 2 clinical trial in mild-to-moderate AD, with event-related potential, or ERP, P300 latency as the primary endpoint. Initiated in November 2020, the trial was designed to better characterize the overall effects of fosgonimeton on working memory processing speed and cognitive measures and inform the Phase 2/3 LIFT-AD trial. Topline results for this exploratory Phase 2 ACT-AD trial were announced in June 2022, and the primary and all secondary endpoints were not met by protocoled analysis. However, a post hoc analysis of results from ACT-AD in a pre-specified subgroup suggested positive effects on measures of cognition, function and neurodegeneration in participants taking fosgonimeton alone without background acetylcholinesterase inhibitors, or AChEIs. Additionally, data from post hoc analysis of plasma biomarkers from participants on fosgonimeton without background AChEIs showed descriptive improvements (non-statistically significant) in markers of neuroinflammation and AD-specific protein pathologies when compared to placebo. Fosgonimeton was generally well tolerated in the ACT-AD study, with a favorable safety profile, and there were no treatment related serious adverse events or deaths observed.
•
LIFT-AD, a randomized, double-blind, placebo-controlled, parallel-group 26-week Phase 2/3 clinical trial with fosgonimeton for the treatment of mild-to-moderate AD. In September 2020, we began site initiation and patient screening for LIFT-AD. The primary endpoint for the Phase 2/3 LIFT-AD trial will be measured by the Global Statistical Test, or GST, which is a composite score that combines the scores from cognition (Alzheimer's Disease Assessment Scale-Cognitive Subscale, or ADAS-Cog11), and function (Alzheimer’s Disease Cooperative Study-Activities of Daily Living, or ADCS-ADL23). Guided by the results from the completed exploratory ACT-AD Phase 2 trial, in September 2022, we proactively amended LIFT-AD to focus on participants not on background AChEIs. In October 2022, we announced that following an unblinded interim efficacy and futility analysis, an independent data monitoring committee recommended continuation of the LIFT-AD trial. The committee also determined that, with the additional enrollment of fewer than 150 participants for a total enrollment of less than 300 participants without background AChEIs, the amended trial will be well powered for the primary endpoint given the preliminary effect size observed. In May 2023, we further amended LIFT-AD to focus on 40 mg dosing, which we have selected for further development and potential dose for regulatory approval of fosgonimeton in this indication. This selection was based on a review of the totality of the preclinical and clinical data, biomarker results, observations from the open label extension study and in consultation with independent regulatory and biostatistical consultants based on patients treated with 40 mg fosgonimeton without concomitant AChEIs. The LIFT-AD study will now focus enrollment and the primary analysis on 40 mg dosing and will discontinue enrollment of the 70 mg arm going forward. The Company was granted an end of Phase 2 meeting with the U.S. Food and Drug Administration this summer. The timeline for LIFT-AD will be updated following this meeting.
•
In July 2021, we announced that we are enrolling participants into a 26-week open-label extension trial* for our LIFT-AD and ACT-AD clinical trials, allowing us to collect up to a total of one year of safety data with fosgonimeton. In May 2022, we announced that we extended the 26-week open-label extension trial for our LIFT-AD and ACT-AD clinical trials for an additional 12 months, enabling eligible participants who have completed either trial and elect to participate in the ongoing open label extension to receive up to 18 months of open-label treatment with fosgonimeton. We are currently amending the open-label extension trial to further extend the trial by an additional 12 months. Following this additional extension, eligible participants who have completed the LIFT-AD or ACT-AD trials and elect to participate in the ongoing open-label extension will be able to receive up to 30 months of open-label treatment, which will allow us to collect up to 36 months total of long-term exposure data.

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

To date, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock in our IPO and in a subsequent follow-on public offering, the sale and issuance of convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From inception to March 31, 2023, we have raised aggregate net cash proceeds of approximately $407.4 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes. We have incurred significant operating losses to date. Our net losses were $27.8 million and $21.0 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $219.4 million and cash, cash equivalents and investments of $219.9 million.

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

Our Collaboration and Grant Agreements

We are party to certain collaboration and grant agreements, as described in the section titled “Part I, Item 1 – Business—Our Collaboration and Grant Agreements” in our Annual Report on Form 10-K filed with the SEC on March 23, 2023.

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

Grant Income

Grant income consists of income related to the NIH grant and is recognized as qualifying expenses under the grant agreement are incurred. Under the terms of the agreement and approval received from the NIH, we may receive up to an aggregate of $15.2 million. As of March 31, 2023, we had recognized aggregate grant income of $15.2 million in connection with the NIH grant, equal to the total grant amount approved. We will not recognize additional grant income in connection with the NIH grant in the future.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
			Dollar	%
	2023	2022	Change	Change
	(in thousands)
Operating expenses:
Research and development	$21,293	$14,460	$6,833	47%
General and administrative	8,477	8,927	(450)	(5)
Total operating expenses	29,770	23,387	6,383	27
Loss from operations	(29,770)	(23,387)	(6,383)	27
Grant income	157	2,234	(2,077)	(93)
Other income, net	1,793	173	1,620	936
Net loss	$(27,820)	$(20,980)	$(6,840)	33

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended March 31,
			Dollar	%
	2023	2022	Change	Change
	(in thousands)
Direct costs:
Fosgonimeton (ATH-1017)	$14,271	$10,185	$4,086	40%
ATH-1020	191	372	(181)	(49)
Preclinical programs and other direct costs	1,642	861	781	91
Total direct costs	16,104	11,418	4,686	41
Indirect costs:
Personnel-related costs, including stock- based compensation	4,645	2,686	1,959	73
Facilities and other costs	544	356	188	53
Total research and development expenses	$21,293	$14,460	$6,833	47

Research and development expenses increased by $6.8 million, from $14.5 million for the three months ended March 31, 2022 to $21.3 million for the three months ended March 31, 2023. The increase was driven primarily by an increase in expenses for fosgonimeton of $4.1 million related to continued patient enrollment and clinical site visit activity for our Phase 2 and Phase 2/3 clinical trials and the corresponding open-label extension for our Phase 2 and Phase 2/3 clinical trials, an increase in personnel-related costs of $2.0 million due to an increase in headcount and stock-based compensation expense in connection with current period equity grants to new hires and existing employees, and an increase in preclinical research and development expenses of $0.8 million.

General and Administrative Expenses

General and administrative expenses decreased by $0.5 million, from $8.9 million for the three months ended March 31, 2022 to $8.5 million for the three months ended March 31, 2023. The decrease was primarily due to a decrease in legal costs of $0.7 million, a decrease in general corporate expenses of $0.2 million, and a decrease in stock-based compensation of $0.2 million, partially offset by increases in other personnel-related costs of $0.5 million due to an increase in headcount, and an increase in business development expenses of $0.1 million.

Grant Income

Grant income decreased by $2.1 million, from $2.2 million for the three months ended March 31, 2022 to $0.2 million for the three months ended March 31, 2023. Grant income recognized during the three months ended March 31, 2023 of $0.2 million represented the remaining balance of the total $15.2 million approved grant amount available at the beginning of the quarter.

Other Income, Net

Other income, net, increased by $1.6 million, from $0.2 million for the three months ended March 31, 2022 to $1.8 million for the three months ended March 31, 2023 due to higher income from accretion of discounts on debt securities purchased below par value and held to maturity, in addition to higher interest income earned on our available-for-sale securities resulting from rising interest rates on debt securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From our inception through March 31, 2023, we have raised aggregate net cash proceeds of $407.4 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes.

As of March 31, 2023, we had $219.9 million in cash, cash equivalents and investments and have not generated positive cash flows from operations. Since our inception, we have devoted substantially all of our resources to our research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Material Cash and Future Funding Requirements

Our material cash requirements include our operating leases for laboratory and office facilities. As of March 31, 2023, we had lease payment obligations of $2.2 million, with $0.5 million payable within 12 months. For additional information regarding our lease commitments, see Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this report. We are contingently committed to $0.9 million of potential future research and development milestone payments, in addition to sales-based payments and royalties, under our license agreement with WSU. Payments generally are due and payable only upon achievement of certain developmental, regulatory, and sales milestones for which the specific timing cannot be predicted. Refer to Note 6 to our unaudited condensed consolidated financial statements for additional information regarding the WSU license agreement. Additionally, we have purchase obligations and open purchase orders that support normal operations and are primarily due in the next 12 months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions. We also anticipate that our research and development expenses and our general and administrative expenses will increase over at least the near-term as we advance our clinical development and our product candidates through clinical trials, increase our headcount to support our operations, and incur legal and other professional expenses related to our ongoing legal proceedings. We cannot predict with certainty the amount and timing of these increased expenses.

Based upon our current operating plan, we estimate that our $219.9 million of cash, cash equivalents and investments at March 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report. We will need to raise substantial additional capital to fund the development of our product candidates. Until such time as we can generate significant revenue from product sales, we expect to finance our operations through the sale of equity securities, debt financings, or other capital, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants. For example, in January 2023, we entered into a sales agreement with Cantor Fitzgerald and BTIG to sell shares of our common stock having aggregate sales proceeds of up to $75.0 million, from time to time, through an at-the-market, or ATM, equity offering program under which Cantor Fitzgerald and BTIG are acting as sales agents. As of the date of this report, we have not sold any securities pursuant to this ATM offering. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(26,194)	$(16,572)
Investing activities	35,522	23,846
Financing activities	99	210
Net increase in cash, cash equivalents and restricted cash	$9,427	$7,484

Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities was $26.2 million. This consisted primarily of a net loss of $27.8 million, partially offset by non-cash charges of $2.7 million and an increase in our net operating assets of $1.1 million. The non-cash charges primarily consisted of stock-based compensation expense, depreciation expense, and amortization of premiums and accretion of discounts on available-for-sale securities. The increase in our net operating assets was primarily due to an increase in prepaid expenses and other current assets and a decrease in accounts payable, partially offset by a decrease in unbilled grant receivable, and an increase in accrued expenses.

During the three months ended March 31, 2022, net cash used in operating activities was $16.6 million. This consisted primarily of a net loss of $21.0 million, partially offset by non-cash charges of $3.1 million and a decrease in our net operating assets of $1.3 million. The non-cash charges primarily consisted of stock-based compensation expense, depreciation expense, and amortization of premiums and accretion of discounts on available-for-sale securities. The decrease in our net operating assets was due to a decrease in prepaid expenses and other current assets, a decrease in unbilled grant receivable, and an increase in accounts payable, partially offset by a decrease in accrued expenses.

Investing Activities

During the three months ended March 31, 2023, net cash provided by investing was $35.5 million. This consisted of maturities of available-for-sale securities of $45.5 million, partially offset by purchases of available-for-sale securities of $9.7 million and property and equipment of $0.2 million.

During the three months ended March 31, 2022, net cash provided by investing was $23.8 million. This consisted of maturities of available-for-sale securities of $42.4 million, partially offset by purchases of available-for-sale securities of $17.8 million and property and equipment of $0.7 million.

Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $0.1 million, consisting of proceeds received from exercises of stock options.

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

During the three months ended March 31, 2023, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 23, 2023 and Note 2 to our unaudited condensed consolidated financial statements included in “Part I, Item 1—Financial Statements (Unaudited)” of this report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have at least $1.235 billion in annual revenue; (2) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year in which the fifth anniversary of our initial public offering occurred.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 305 of Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 10, 2023, following a mediation and the parties’ agreement in principle to settle the securities class action for $10 million, the court entered a stipulated order setting a deadline of April 28, 2023 for the parties to file a stipulation of settlement and for lead plaintiffs to file a motion for preliminary approval of the settlement, which the parties filed on that date. The settlement is subject to preliminary and final approval by the U.S. District Court for the Western District of Washington.

As a result of the foregoing, we recorded a legal settlement expense of $10.0 million in operating expenses in the fourth quarter of 2022 and an accrued liability of $10.0 million on the accompanying unaudited condensed consolidated balance sheets.

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

We cannot predict the outcome of these lawsuits or government investigations. Failure by us to obtain a favorable resolution of these actions could have a material adverse effect on our business, results of operations and financial condition. Our chances of success on the merits are still uncertain and, other than an accrual of $10.0 million recorded for the proposed settlement of the securities class action litigation during the year ended December 31, 2022, any possible loss or range of loss cannot be reasonably estimated and as such we have not otherwise recorded a liability as of March 31, 2023.

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

On July 6, 2021, we announced the initiation of an open-label extension for the LIFT-AD and ACT-AD trials and in May 2022 we announced the extension of the open label extension for an additional 12 months. We are currently amending the open-label extension trial to further extend the trial by an additional 12 months. Following this additional extension, upon completion of the 26-week treatment period during the LIFT-AD or ACT-AD trials, patients will be able to continue on the open-label extension and receive treatment with fosgonimeton for up to an additional 30 months. Investigators and patients will remain blinded to treatment group assignment in the original trials. Such open-label extension studies are, and some of the clinical trials we conduct in the future may be, open-label in study design conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

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

Product candidates that we may successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. For example, the FDA recently granted accelerated approval for lecanemab, a drug developed by Biogen Inc. and Eisai Co., Ltd., and Eli Lilly and Company is also developing product candidates for Alzheimer's disease. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see the section titled “Part I, Item 1 – Business—Competition” in our Annual Report on Form 10-K filed with the SEC on March 23, 2023.

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

In July 2020, we formed a wholly owned Australian subsidiary to conduct various preclinical and clinical activities for our product and development candidates in Australia. Due to the geographical distance and lack of employees currently in Australia, as well as our lack of experience operating in Australia, we may not be able to efficiently or successfully monitor, develop and commercialize our product and development candidates in Australia, including conducting clinical trials. Furthermore, we have no assurance that the results of any clinical trials that we conduct for our product candidates in Australia will be accepted by the FDA or foreign regulatory authorities for development and commercialization approvals.

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

In the event of a resurgence of COVID-19 or the emergence of new disease outbreaks, we could be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from such diseases. Since March 2020, the FDA has issued various COVID-19 related guidance documents for sponsors and manufacturers, including guidance on conducting clinical trials during the pandemic, and guidance on good manufacturing practice considerations among others. In April 2023, President Biden signed legislation that will end the COVID-19 national emergency on May 11, 2023. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations is unclear.

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

We have not generated any revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue. We had net losses of $27.8 million and $21.0 million for the three months ended March 31, 2023 and 2022, respectively, and an accumulated deficit of $219.4 million as of March 31, 2023.

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

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of March 31, 2023, we had cash, cash equivalents and investments of $219.9 million. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

In January 2023, we entered into a sales agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, and BTIG, LLC, or BTIG, to sell shares of our common stock having aggregate sales proceeds of up to $75.0 million, from time to time, through an at-the-market, or ATM, equity offering program under which Cantor Fitzgerald and BTIG are acting as sales agents. We have not sold any securities pursuant to this ATM offering. However, additional funding may not be available to us on acceptable terms or at all. Any such funding may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail or abandon one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us.

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

As a result of U.S. government intervention, account holders subsequently regained access to their accounts, including the uninsured portion of deposit accounts; however, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB and similarly situated financial institutions were unable to access to such sources of liquidity. There is no guarantee that the U.S. government will intervene to provide access to uninsured funds in the future in the event of the failure of other financial institutions, or that they would do so in a timely fashion. In such an event, parties with which we have commercial agreements may be unable to satisfy their obligations to, or enter into new commercial arrangements with, us.

Concerns regarding the U.S. or international financial systems could impact the availability and cost of financing, thereby making it more difficult for us to acquire financing on acceptable terms or at all.

Any of these risks could materially impact our operating results, liquidity, financial condition and prospects.

The value of our investments is subject to significant capital markets risk related to changes in interest rates and credit spreads as well as other investment risks, which may adversely affect our operating results, liquidity, financial condition and prospects.

Our results of operations are affected by the performance of our investment portfolio. Our excess cash is invested by an external investment management service provider, under the direction of our management in accordance with our investment policy. The investment policy defines constraints and guidelines that restrict the asset classes that we may invest in by type, duration, quality and value. Our investments are subject to market-wide risks, and fluctuations, as well as to risks inherent in particular securities. The failure of any of the investment risk strategies that we employ could have a material adverse effect on our operating results, liquidity, financial condition and prospects.

The value of our investments is exposed to capital market risks, and our results of operations, liquidity, financial condition or cash flows could be adversely affected by realized losses, impairments and changes in unrealized positions as a result of: significant market volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, a reduction in market liquidity, declines in equity prices, changes in national, state/provincial or local laws and the strengthening or weakening of foreign currencies against the U.S. dollar. Levels of write-down or impairment are impacted by our assessment of the intent to sell securities that have declined in value as well as actual losses as a result of defaults or deterioration in estimates of cash flows. If we reposition or realign portions of the investment portfolio and sell securities in an unrealized loss position, we will incur realized losses. Any such charge may have a material adverse effect on our results of operations and business.

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

Of the large number of drugs in development, only a small percentage successfully complete the FDA or comparable foreign regulatory approval processes and are commercialized. The lengthy approval processes as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects. Additionally, in April 2023, two federal district courts issued orders in cases relating to FDA’s approval and oversight of mifepristone for use in abortion, including an unprecedented preliminary injunction issued by the U.S. District Court for the Northern District of Texas that imposes a nationwide stay of FDA’s approval of mifepristone. The Texas decision, if interpreted broadly, could undermine FDA’s authority and expose FDA approvals to legal challenges, which would result in significant uncertainty in the pharmaceutical industry. The government is appealing the Texas decision. We will continue to monitor developments in this case.

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

We may seek an accelerated approval for our one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

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

The Bipartisan Budget Act of 2018 also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has published a final rule to give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. The American Taxpayer Relief Act of 2012, or ATRA, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other legislative changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2031 with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under the Consolidated Appropriations Act, 2023, the 2% Medicare sequester is extended for the first six months of FY 2032 and revises the sequester percentage up to 2% for FY 2030 and 2031.

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

In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed. Certain of these parties may also be subject to public information disclosure statutes and could determine to disclose patentable aspects of our research and development output pursuant to a request thereunder, notwithstanding the existence of a non-disclosure and confidentiality agreement. Any of these actions could jeopardize our ability to seek patent protection.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants may be vulnerable to damage from computer viruses and unauthorized access. Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public or may otherwise be misused. Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our personal, sensitive, confidential or proprietary information and information technology systems, and those of the third parties upon which we rely. For example, in April 2023, CRO Evotec SE faced a cybersecurity attack that temporarily disrupted its systems and operations. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

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

In addition, in the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). California has enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The California Privacy Rights Act of 2020 (CPRA), which became operative January 1, 2023, expands the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA and CPRA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. Additionally, other states, such as Virginia, Utah, Connecticut, Colorado and Iowa, have proposed or enacted laws addressing privacy and security that impose obligations similar to those of the CCPA. The CCPA, CPRA, and other evolving legislation relating to privacy, data protection, and information security may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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
volatility with the banking system;
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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. In addition, shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available-for-sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

Moreover, as of March 31, 2023, the holders of approximately 5.1 million shares of our common stock are eligible to exercise certain rights, subject to various conditions and limitations, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Our directors, executive officers and significant stockholders own a substantial percentage of our common stock, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, significant holders of our outstanding common stock and their respective affiliates beneficially own a substantial amount of our outstanding common stock as of March 31, 2023. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-39503	3.1	November 12, 2020

3.2	Amended and Restated Bylaws of the Company	8-K	001-39503	3.1	November 18, 2022

10.1*	Outside Director Compensation Policy, as amended	10-K	001-39503	10.10	March 23, 2023

10.2	Controlled Equity Offering Sales AgreementSM, dated January 6, 2023, among the Registrant, Cantor Fitzgerald & Co. and BTIG, LLC	8-K	001-39503	1.1	January 6, 2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Accounting and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

* Indicates a management contract or compensatory plan.

** The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Athira Pharma, Inc.

Date: May 11, 2023	By:	/s/ Mark Litton
Mark Litton
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Glenna Mileson
Glenna Mileson
Chief Financial Officer (Principal Financial and Accounting Officer)