Form 10-Q
period 2023-06-30
Athira Pharma, Inc.
filed 2023-08-10
CIK 1620463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, there were 38,054,583 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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
•
The potential effects of health epidemics, including the novel coronavirus disease, or COVID-19, pandemic, could adversely impact our business, including our nonclinical studies and clinical trials.
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
•
Intellectual property discovered or developed through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a manufacturing preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers, which could adversely affect our ability to successfully develop and commercialize our products.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Athira Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$113,628	$95,966
Short-term investments	72,462	104,378
Unbilled grant receivable	—	1,227
Prepaid expenses and other current assets	6,043	5,962
Total current assets	192,133	207,533
Restricted cash	631	420
Property and equipment, net	3,847	4,053
Operating lease right-of-use asset	1,159	1,263
Long-term investments	10,217	44,829
Other long-term assets	61	55
Total assets	$208,048	$258,153
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$612	$2,501
Accrued liabilities	10,703	8,604
Accrued legal settlement (Note 7)	10,000	10,000
Current operating lease liability	347	326
Total current liabilities	21,662	21,431
Operating lease liability, less current portion	1,407	1,585
Total liabilities	23,069	23,016
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; 38,054,583 and 37,877,387 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	434,865	428,623
Accumulated other comprehensive loss	(939)	(1,956)
Accumulated deficit	(248,951)	(191,534)
Total stockholders' equity	184,979	235,137
Total liabilities and stockholders' equity	$208,048	$258,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$21,615	$14,803	$42,908	$29,263
General and administrative	10,025	8,766	18,502	17,693
Total operating expenses	31,640	23,569	61,410	46,956
Loss from operations	(31,640)	(23,569)	(61,410)	(46,956)
Grant income	—	(1,259)	157	975
Other income, net	2,043	493	3,836	666
Net loss	$(29,597)	$(24,335)	$(57,417)	$(45,315)
Unrealized gain (loss) on available-for-sale securities	90	(469)	1,017	(1,537)
Comprehensive loss attributable to common stockholders	$(29,507)	$(24,804)	$(56,400)	$(46,852)
Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(0.65)	$(1.51)	$(1.20)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	37,999,578	37,667,971	37,961,700	37,630,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2023

(in thousands, except share amounts)

(unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2023	37,877,387	$4	$428,623	$(1,956)	$(191,534)	$235,137
Issuance of common stock upon exercise of common stock options	73,213	—	99	—	—	99
Stock-based compensation	—	—	2,782	—	—	2,782
Unrealized gain on available-for-sale securities	—	—	—	927	—	927
Net loss	—	—	—	—	(27,820)	(27,820)
Balance as of March 31, 2023	37,950,600	$4	$431,504	$(1,029)	$(219,354)	$211,125
Issuance of common stock upon exercise of common stock options	7,882	—	11	—	—	11
Issuance of common stock under employee stock purchase plan	96,101	—	231	—	—	231
Stock-based compensation	—	—	3,119	—	—	3,119
Unrealized gain on available-for-sale securities	—	—	—	90	—	90
Net loss	—	—	—	—	(29,597)	(29,597)
Balance as of June 30, 2023	38,054,583	$4	$434,865	$(939)	$(248,951)	$184,979

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022

(in thousands, except share amounts)

(unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2022	37,379,077	$4	$417,363	$(388)	$(95,895)	$321,084
Issuance of common stock upon exercise of common stock options	244,981	—	210	—	—	210
Stock-based compensation	—	—	2,731	—	—	2,731
Unrealized loss on available-for-sale securities	—	—	—	(1,068)	—	(1,068)
Net loss	—	—	—	—	(20,980)	(20,980)
Balance as of March 31, 2022	37,624,058	$4	$420,304	$(1,456)	$(116,875)	$301,977
Issuance of common stock upon exercise of common stock options	163,387	—	83	—	—	83
Issuance of common stock under employee stock purchase plan	30,279	—	214	—	—	214
Stock-based compensation	—	—	3,095	—	—	3,095
Unrealized loss on available-for-sale securities	—	—	—	(469)	—	(469)
Net loss	—	—	—	—	(24,335)	(24,335)
Balance as of June 30, 2022	37,817,724	$4	$423,696	$(1,925)	$(141,210)	$280,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(57,417)	$(45,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,901	5,826
Depreciation expense	480	375
Non-cash lease expense	104	92
Amortization of premiums and accretion of discounts on available-for-sale securities, net	(737)	149
Changes in operating assets and liabilities:
Unbilled grant receivable	1,227	2,336
Prepaid expenses and other current assets	(87)	1,149
Accounts payable and accrued liabilities	210	365
Operating lease liability	(157)	(139)
Net cash used in operating activities	(50,476)	(35,162)
Investing activities
Purchases of available-for-sale securities	(24,891)	(51,670)
Maturities of available-for-sale securities	93,173	71,951
Purchases of property and equipment	(274)	(896)
Net cash provided by investing activities	68,008	19,385
Financing activities
Proceeds from exercise of common stock options and issuance of common stock under employee stock purchase plan	341	507
Net cash provided by financing activities	341	507
Net increase (decrease) in cash, cash equivalents and restricted cash	17,873	(15,270)
Cash, cash equivalents and restricted cash, beginning of period	96,386	110,537
Cash, cash equivalents and restricted cash, end of period	$114,259	$95,267

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

At The Market Common Stock Offering

In January 2023, the Company entered into a sales agreement with Cantor Fitzgerald & Co. ("Cantor Fitzgerald"), and BTIG, LLC ("BTIG"), to sell shares of our common stock having aggregate sales proceeds of up to $75.0 million, from time to time, through an “at the market” (“ATM”) equity offering program under which Cantor Fitzgerald and BTIG are acting as sales agents. The Company has not sold any securities pursuant to this ATM offering.

Liquidity and Capital Resources

Since the Company’s inception, it has funded its operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From the Company’s inception through June 30, 2023, it has raised aggregate net cash proceeds of $407.4 million primarily from the issuance of its common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes. As of June 30, 2023, the Company had $196.3 million in cash, cash equivalents and investments and had not generated positive cash flows from operations. Since the Company’s inception, it has devoted substantially all of its resources to its research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Based upon the Company’s current operating plan, it estimates that its $196.3 million of cash, cash equivalents and investments at June 30, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the 12 months following the date of this report.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated balance sheet as of June 30, 2023, and unaudited condensed consolidated statements of operations and comprehensive loss, and stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, are unaudited. The balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2022. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2023, and the unaudited condensed consolidated results of its operations for the three and six months ended June 30, 2023 and 2022 and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2023 and 2022 are also unaudited. The unaudited condensed consolidated results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022 included in its Annual Report on Form 10-K filed with the SEC on March 23, 2023.

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

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$113,628	$95,966
Restricted cash	631	420
Cash, cash equivalents and restricted cash	$114,259	$96,386

Grant Income

In December 2020, the Company accepted a grant from the National Institute on Aging (“NIA”) of the National Institutes of Health (“NIH”) to support its ACT-AD Phase 2 clinical trial for fosgonimeton (then-named ATH-1017), the Company’s lead therapeutic candidate being developed for the treatment of individuals with mild-to-moderate Alzheimer’s disease. The Company recognizes income related to the NIH grant in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss as qualifying expenses under the grant agreement are incurred. As of June 30, 2023, the Company has recognized aggregate grant income of $15.2 million in connection with the NIH grant, equal to the total grant amount approved and the Company will not recognize any additional grant income in connection with the NIH grant.

During the three months ended June 30, 2023, the Company did not recognize any grant income. During the three months ended June 30, 2022, the Company recognized a reversal of $1.3 million of grant income previously recorded in the three months ended March 31, 2022. During the six months ended June 30, 2023 and 2022, the Company recognized grant income of $0.2 million and $1.0 million, respectively, in connection with the NIH grant. As of December 31, 2022, the Company incurred qualifying expenses in excess of cash received of approximately $1.2 million, which is included in unbilled grant receivable on the unaudited condensed consolidated balance sheets. During the six months ended June 30, 2023 and 2022, the Company received cash of $1.4 million and $4.6 million, respectively.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (1) no longer an emerging growth company and (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act, unless early adoption is permitted. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

The following tables reflect the Company’s financial asset balances measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	2	93,243	—	(22)	93,221
Total cash equivalents		$93,243	$—	$(22)	$93,221
Short-term investments:
Commercial paper	2	17,287	—	(19)	17,268
U.S. government debt and agency securities	2	54,485	3	(785)	53,703
Corporate bonds	2	1,500	—	(9)	1,491
Total short-term investments		$73,272	$3	$(813)	$72,462
Long-term investments:
U.S. government debt and agency securities	2	10,324	—	(107)	10,217
Total long-term investments		$10,324	$—	$(107)	$10,217

	December 31, 2022
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$7	$—	$—	$7
Commercial paper	2	78,028	—	(26)	78,002
Total cash equivalents		$78,035	$—	$(26)	$78,009
Short-term investments:
Commercial paper	2	36,933	—	(168)	36,765
U.S. government debt and agency securities	2	65,157	—	(784)	64,373
Corporate bonds	2	3,302	—	(62)	3,240
Total short-term investments		$105,392	$—	$(1,014)	$104,378
Long-term investments:
U.S. government debt and agency securities	2	45,745	—	(916)	44,829
Total long-term investments		$45,745	$—	$(916)	$44,829

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

As of June 30, 2023, the Company does not intend to sell any securities in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell such securities prior to the recovery of the amortized cost basis. Based on the Company's assessment, the Company concluded all impairments as of June 30, 2023 to be due to factors other than credit loss, such as changes in interest rates. A credit loss allowance was not recognized and the unrealized losses for available-for-sale securities were recorded in other comprehensive loss.

4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Lab equipment	$661	$433
Office furniture, fixtures, and computer equipment	712	692
Leasehold improvement	4,322	4,296
Property and equipment, at cost	5,695	5,421
Less: accumulated depreciation	(1,848)	(1,368)
Property and equipment, net	$3,847	$4,053

Depreciation expense was $244,000 and $480,000 for the three and six months ended June 30, 2023, respectively. Depreciation expense was $221,000 and $375,000 for the three and six months ended June 30, 2022, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Research and development expenses	$6,205	$3,843
Employee compensation and benefits	2,661	3,415
Professional services and other	1,837	1,346
Total accrued liabilities	$10,703	$8,604

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

To keep in good standing, the agreement requires the Company to meet certain development milestones and pay annual maintenance fees. All contractual requirements have been met as of June 30, 2023.

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

Under the terms of the agreement, the Company will pay a royalty in the mid-single digits of net sales, with the first $100,000 of net sales being exempt from royalty payment, and annual minimum royalty payments of $25,000 beginning after the first commercial sale of a licensed product. As of June 30, 2023, no sales of any licensed products had occurred and the Company had not incurred a royalty obligation under this agreement.

Additionally, the agreement allows the Company to sublicense the rights conveyed by the agreement, subject to additional payments to WSU based upon the sublicense consideration received in such event. Such amounts are dependent on the terms of the underlying sublicense and range from the mid-single digits to mid-teens of any non-sales based payments received, and low twenties of net sales based sublicense royalties. As of June 30, 2023, the Company has not entered into or incurred any liability from a sublicense agreement.

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

That same day, on June 25, 2021, plaintiff Harshdeep Jawandha filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against the Company, Dr. Kawas, the Company’s then chief financial officer, certain members of the Company’s board of directors at the time of the Company’s initial public offering ("IPO"), as well as the IPO underwriters, captioned Jawandha v. Athira Pharma, Inc., et al., No. 2:21-cv-00862. The Jawandha complaint asserts violations of Sections 11 and 15 of the Securities Act of 1933 ("Securities Act"), alleging that that the Company’s IPO registration statement was materially false and misleading because it omitted to state that certain of Dr. Kawas’s published doctoral research papers at WSU contained allegedly improperly altered images, that the research was allegedly foundational to the Company’s efforts to develop treatments for Alzheimer’s disease, and that the defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading. The Jawandha plaintiff seeks unspecified compensatory damages, and reasonable costs and expenses, including attorneys’ fees.

Also on June 25, 2021, plaintiffs Timothy Slyne and Tai Slyne filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against the Company, Dr. Kawas, the Company’s then chief financial officer, and the same members of the Company’s board of directors and underwriters as in the Jawandha complaint, captioned Slyne v. Athira Pharma, Inc. et al., No. 2:21-cv-00864. The Slyne complaint asserts violations of Sections 11 and

15 of the Securities Act, alleging that purported issues with Dr. Kawas’s doctoral research at WSU should have been disclosed in the Company’s IPO registration statement. The Slyne plaintiffs seek unspecified compensatory damages, reasonable costs and expenses, including attorneys’ fees, and injunctive and other equitable relief.

On August 9, 2021, the court issued an order consolidating the three cases. On October 5, 2021, the district court issued an order appointing lead plaintiffs and approved their selection of lead and liaison counsel.

On January 7, 2022, lead plaintiffs filed a consolidated amended complaint, which asserts violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 and Sections 11, 12, and 15 of the Securities Act. The consolidated amended complaint is brought against the Company, Dr. Kawas, the Company’s then chief financial officer, certain members of the Company's board of directors at the time of the Company's IPO and secondary public offering ("SPO"), and the IPO and SPO underwriters. As with the previous complaints, it is based on allegations that the IPO and SPO registration statements and/or other public statements were materially false and misleading because they omitted to state that certain of Dr. Kawas’s published doctoral research papers at WSU contained allegedly improperly altered images. Lead plaintiffs seek unspecified compensatory damages, as well as equitable and injunctive relief on behalf of themselves and the purported class. On March 8, 2022, the defendants filed a motion to dismiss lead plaintiffs’ consolidated amended complaint for failure to state a claim under the federal securities laws. On July 29, 2022, the court issued an order granting in part and denying in part the motion to dismiss. The order dismissed the Section 10(b) and Section 20(a) claims arising under the Exchange Act, dismissed the Section 11 claim arising under the Securities Act as to all defendants other than the Company and Dr. Kawas, dismissed the Section 12(a)(2) claim arising under the Securities Act as to the lead plaintiffs, and dismissed the Section 15 claim arising under the Securities Act against all defendants other than Dr. Kawas. The order permitted lead plaintiffs until August 19, 2022 to file a second consolidated amended complaint. Lead plaintiffs did not file a second consolidated amended complaint.

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

On March 10, 2023, following a mediation and the parties’ agreement in principle to settle the securities class action, the court entered a stipulated order setting a deadline of April 28, 2023 for the parties to file a stipulation of settlement and for lead plaintiffs to file a motion for preliminary approval of the settlement, which the parties filed on that date. The settlement is subject to preliminary and final approval by the U.S. District Court for the Western District of Washington. On May 31, 2023, the court issued a minute order requiring the parties to file a joint status report on or before June 30, 2023 addressing several aspects of the proposed settlement, including revision of certain notices to putative class members regarding the settlement, which the parties filed on that date.

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

On May 26, 2022, the court issued an order consolidating the cases and staying them until further order of the court. The Company believes it has adequate reserves related to this matter as of the balance sheet date.

Government Investigations

In November 2022, the Company received a Civil Investigative Demand from the Civil Division of the Department of Justice ("the Demand"). The Demand seeks documents and information relating to our relationship with WSU, certain of our grant applications in 2016 and 2019 with the National Institutes of Health ("NIH"), and our receipt of a NIH grant in 2020. The Company is cooperating with the Department of Justice with respect to the Demand.

In February 2023, the Securities and Exchange Commission ("SEC"), sent the Company a subpoena seeking documents and information relating to, among other things, the Company's former chief executive officer's alterations of images in certain research papers. The Company is cooperating with the SEC with respect to the subpoena.

The Company cannot predict the outcome of these lawsuits or government investigations. Failure by the Company to obtain a favorable resolution of these actions could have a material adverse effect on our business, results of operations and financial condition.

Operating Leases

The Company has operating leases for laboratory and office facilities in Bothell, Washington that expire in August 2027. The initial terms of the leases range from 6.3 to 7 years and the Company has options to extend the leases for an additional five years that it is not reasonably certain to exercise. As of June 30, 2023, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

June 30, 2023
Remaining 2023	236
2024	480
2025	494
2026	509
Thereafter	346
Total undiscounted lease payments	2,065
Present value adjustment for minimum lease commitments	(311)
Net lease liability	$1,754

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

June 30, 2023
Weighted average remaining lease term (years)	4.2
Weighted average discount rate	8.1%

Operating lease expense and variable lease expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$88,000	$88,000	$176,000	$177,000
Variable lease expense	$42,000	$41,000	$102,000	$85,000

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

The Company has reserved the following shares of common stock for future issuance, on an as-converted basis, as follows:

	June 30,	December 31,
	2023	2022
Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	7,676,606	4,269,861
Shares available for future grant under the 2020 Equity Incentive Plan	2,659,883	4,253,854
Shares available for future grant under the Employee Stock Purchase Plan	1,199,313	916,640
Total	11,535,802	9,440,355

The Company’s 2020 Equity Incentive Plan (“2020 Plan”) provides for annual increases in the number of shares that may be issued under the 2020 Plan on January 1, 2021 and each subsequent January 1, thereafter, by a number of shares equal to the least of (1) 3,230,000 shares, (2) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or 3) an amount determined by the Company’s board of directors.

The Company’s 2020 Employee Stock Purchase Plan (“ESPP”) provides for annual increases in the number of shares that may be issued under the ESPP on January 1, 2021 and each subsequent January 1, thereafter, by a number of shares equal to the least of (1) 646,000 shares, (2) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (3) an amount determined by the Company’s board of directors.

Effective January 1, 2023, the Company’s 2020 Plan and ESPP reserves increased by 1,893,869 shares and 378,774 shares, respectively.

9. Stock-based Compensation

Stock‑based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$1,287	$971	$2,284	$1,756
General and administrative	1,832	2,124	3,617	4,070
Total stock-based compensation expense	$3,119	$3,095	$5,901	$5,826

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

The fair value of each stock option was estimated using the Black‑Scholes option‑pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.52%	2.00%
Expected volatility	99.09%	92.78%
Expected term (in years)	5.83	6.01
Expected dividend yield	—	—

The grant date fair value of restricted stock units is based upon the fair market value of the Company’s common stock based on its closing price as reported on the date of grant on the Nasdaq Global Select Market.

The fair value of options granted during the six months ended June 30, 2023 and 2022 was $9.5 million and $15.7 million, respectively. The fair value of restricted stock units granted during the six months ended June 30, 2023 and 2022 was $0.4 million and $0.1 million, respectively.

Stock Option and Restricted Stock Unit Activity

Changes in shares available for grant under the 2020 Plan during the six months ended June 30, 2023 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2022	4,253,854
2020 Plan reserve increase on January 1, 2023	1,893,869
Options and restricted stock units granted	(3,733,183)
Options and restricted stock units forfeited, cancelled, or expired	245,343
Shares available for grant at June 30, 2023	2,659,883

A summary of stock option activity under the 2020 Plan for the six months ended June 30, 2023 was as follows:

	Shares	Weighted- Average Exercise price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	4,033,522	$11.75	8.40	$827
Granted	3,597,183	3.35
Exercised	(81,095)	1.35
Forfeited/expired	(223,176)	6.52
Balance at June 30, 2023	7,326,434	$7.90	8.74	$705
Expected to vest	5,213,485	$6.61	9.13	$181
Options exercisable	2,112,949	$11.11	7.78	$524

The total fair value of options granted that vested during the six months ended June 30, 2023 and 2022 was $6.1 million and $4.3 million, respectively.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock underlying all options that were in-the-money at June 30, 2023. The aggregate intrinsic value of options exercised was $0.2 million and $3.0 million during the six months ended June 30, 2023 and 2022, respectively, determined as of the date of option exercise. As of June 30, 2023, there was $22.3 million of total unrecognized compensation cost related to unvested stock options. The Company expects to recognize this cost over a remaining weighted-average period of 2.4 years. The Company utilizes newly issued shares to satisfy option exercises.

Stock options outstanding and exercisable under the 2020 Plan consisted of the following at June 30, 2023:

Exercise Price ($)	Shares Outstanding	Shares Exercisable
0.16 to 4.22	4,001,495	587,653
8.93 to 19.94	2,955,654	1,328,944
20.55 to 29.41	369,285	196,352
Total	7,326,434	2,112,949

A summary of restricted stock unit ("RSU"), activity for the six months ended June 30, 2023 is as follows:

	Share Equivalent	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2022	236,339	$15.16
Granted	136,000	3.30
Cancelled	(22,167)	7.46
Vested	—	—
Non-vested at June 30, 2023	350,172	$11.04

10. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2023	2022
Stock options to purchase common stock	7,326,434	3,839,003
Non-vested Restricted Stock Units	350,172	239,839
Employee stock purchase plan	3,473	4,836
Total	7,680,079	4,083,678

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

In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” "possible," “potential,” “predict,” “project,” “should,” “target”, “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements about:

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
•
the potential of LIFT-AD to show clinical benefits of fosgonimeton following the September 2022 and May 2023 protocol amendments;
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

In this report, “we,” “our,” “us,” “Athira,” and “the Company” refer to Athira Pharma, Inc. and our wholly-owned subsidiary.

Overview

We are a late clinical-stage biopharmaceutical company focused on developing small molecules engineered to restore neuronal health and slow neurodegeneration. Our approach is designed to target the hepatocyte growth factor, or HGF, and its receptor, MET neurotrophic system, or HGF/MET system, that is critical to normal brain function and may play a key role in maintaining the health and functioning of neuronal networks. We believe that by acting on the HGF/MET system and its multiple downstream signaling pathways, we may be able to enhance the body’s natural ability to protect and repair neuronal networks by reducing inflammation, promoting regeneration and reducing disease-specific protein pathologies, thereby positively impacting the course of disease. We aim to achieve these goals by advancing our pipeline of novel small molecule compounds which are designed to and have exhibited properties in enhancing the HGF/MET system in either the central nervous system, or CNS, by crossing the blood brain barrier, or BBB, or the peripheral nervous system, or PNS.

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
•
LIFT-AD, a randomized, double-blind, placebo-controlled, parallel-group 26-week Phase 2/3 clinical trial with fosgonimeton for the treatment of mild-to-moderate AD. In September 2020, we began site initiation and patient screening for LIFT-AD. The primary endpoint for the Phase 2/3 LIFT-AD trial will be measured by the Global Statistical Test, or GST, which is a composite score that combines the scores from cognition (Alzheimer's Disease Assessment Scale-Cognitive Subscale, or ADAS-Cog11), and function (Alzheimer’s Disease Cooperative Study-Activities of Daily Living, or ADCS-ADL23). Guided by the results from the completed exploratory ACT-AD Phase 2 trial, in September 2022, we proactively amended LIFT-AD to focus on participants not on background AChEIs. In October 2022, we announced that following an unblinded interim efficacy and futility analysis, an independent data monitoring committee recommended continuation of the LIFT-AD trial. The committee also determined that, with the additional enrollment of fewer than 150 participants for a total enrollment of less than 300 participants without background AChEIs, the amended trial will be well powered for the primary endpoint given the preliminary effect size observed. In May 2023, we further amended LIFT-AD to focus on 40 mg dosing, which we have selected for further development and potential dose for regulatory approval of fosgonimeton in this indication. This selection was based on a review of the totality of the preclinical and clinical data, biomarker results, observations from the open label extension study and in consultation with independent regulatory and biostatistical consultants based on patients treated with 40 mg fosgonimeton without concomitant AChEIs. The LIFT-AD study will now focus enrollment and the primary analysis on 40 mg dosing and will discontinue enrollment of the 70 mg arm going forward. We expect to report topline LIFT-AD results in the second half of 2024. In July 2023, we completed an end of Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, to gain alignment on our plans for the continued clinical development of fosgonimeton as a treatment for mild-to-moderate AD. During this meeting we provided an update and discussed with the FDA the ongoing LIFT-AD trial, including use of the 40 mg dose, concomitant AChEIs use, biomarker analyses including NfL, and the statistical analysis plan. The FDA noted the importance of showing effects on both cognition (ADAS-Cog11) and function (ADCS-ADL23) in the trial population. The FDA is open to ongoing dialogue with us regarding the LIFT-AD trial once completed as well as other aspects of our program to develop fosgonimeton as a potential treatment for mild-to-moderate AD.
•
In July 2021, we announced that we are enrolling participants into a 26-week open-label extension trial* for our LIFT-AD and ACT-AD clinical trials, allowing us to collect up to a total of one year of safety data with fosgonimeton. In May 2022, we announced that we extended the 26-week open-label extension trial for our LIFT-AD and ACT-AD clinical trials for an additional 12 months, enabling eligible participants who have completed either trial and elect to participate in the ongoing open label extension to receive up to 18 months of open-label treatment with fosgonimeton. In May 2023, we amended the open-label extension trial to further extend the trial by an additional 12 months. Following this additional extension, eligible participants who have completed the

LIFT-AD or ACT-AD trials and elect to participate in the ongoing open-label extension may now receive up to 30 months of open-label treatment, which allows us to collect up to 36 months total of long-term exposure data.

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

To date, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock in our IPO and in a subsequent follow-on public offering, the sale and issuance of convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From inception to June 30, 2023, we have raised aggregate net cash proceeds of approximately $407.4 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes. We have incurred significant operating losses to date. Our net losses were $57.4 million and $45.3 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $249.0 million and cash, cash equivalents and investments of $196.3 million.

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
•
implement and maintain operational, financial and management information systems;
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
•
per subject trial costs;
•
the number of trials required for regulatory approval, in particular with respect to fosgonimeton for the treatment of mild-to-moderate AD (including any potential confirmatory or Phase 3 registrational trials);
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
•
the impact of health epidemics, including COVID-19, on timelines and clinical operations, which may lead to increased costs; and
•
the extent to which we establish collaboration, licensing or similar arrangements and the performance of any related third parties.

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

Grant Income

Grant income consists of income related to the NIH grant and is recognized as qualifying expenses under the grant agreement are incurred. As of June 30, 2023, we had recognized aggregate grant income of $15.2 million in connection with an NIH grant, equal to the total grant amount approved. We will not recognize additional grant income in connection with the NIH grant in the future.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,
			Dollar	%
	2023	2022	Change	Change
	(in thousands)
Operating expenses:
Research and development	$21,615	$14,803	$6,812	46%
General and administrative	10,025	8,766	1,259	14
Total operating expenses	31,640	23,569	8,071	34
Loss from operations	(31,640)	(23,569)	(8,071)	34
Grant income	—	(1,259)	1,259	(100)
Other income, net	2,043	493	1,550	314
Net loss	$(29,597)	$(24,335)	$(5,262)	22

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended June 30,
			Dollar	%
	2023	2022	Change	Change
	(in thousands)
Direct costs:
Fosgonimeton (ATH-1017)	$14,619	$9,406	$5,213	55%
ATH-1020	193	647	(454)	(70)
Preclinical programs and other direct costs	1,607	1,264	343	27
Total direct costs	16,419	11,317	5,102	45
Indirect costs:
Personnel-related costs, including stock- based compensation	4,691	3,114	1,577	51
Facilities and other costs	505	372	133	36
Total research and development expenses	$21,615	$14,803	$6,812	46

Research and development expenses increased by $6.8 million, from $14.8 million for the three months ended June 30, 2022 to $21.6 million for the three months ended June 30, 2023. The increase was driven primarily by an increase in expenses for fosgonimeton of $5.2 million related to continued patient enrollment and clinical site visit activity for our Phase 2/3 clinical trial and the corresponding open-label extension for our Phase 2 and Phase 2/3 clinical trials, as well as higher costs relating to manufacturing process development and increases in manufacturing batch size capabilities, an increase in personnel-related costs of $1.6 million due to an increase in headcount and stock-based compensation expense in connection with current period equity grants to new hires and existing employees, and an increase in preclinical research and development expenses of $0.3 million, partially offset by a decrease in ATH-1020 program expenses of $0.5 million.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million, from $8.8 million for the three months ended June 30, 2022 to $10.0 million for the three months ended June 30, 2023. The increase was primarily due to an increase in consulting and professional services expenses of $0.7 million, an increase in business development expenses of $0.6 million, and an increase in personnel-related costs of $0.2 million due to an increase in headcount, partially offset by a decreases in other general corporate expenses of $0.2 million and a decrease in legal costs of $0.1 million.

Grant Income

During the three months ended June 30, 2022, we reversed $1.3 million of grant income previously recorded in the three months ended March 31, 2022 as we were required to obtain additional approval from the NIH to carryover unused budgets to the second and final years of the grant. These approvals were subsequently received during the third quarter of 2022. As of March 31, 2023, we had recognized aggregate grant income of $15.2 million in connection with the NIH grant, equal to the total grant amount approved. No grant income was recognized during the three months ended June 30, 2023.

Other Income, Net

Other income, net, increased by $1.6 million, from $0.5 million for the three months ended June 30, 2022 to $2.0 million for the three months ended June 30, 2023 due to higher income from accretion of discounts on debt securities purchased below par value and held to maturity, in addition to higher interest income earned on our available-for-sale securities resulting from rising interest rates on debt securities.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,
			Dollar	%
	2023	2022	Change	Change
	(in thousands)
Operating expenses:
Research and development	$42,908	$29,263	$13,645	47%
General and administrative	18,502	17,693	809	5
Total operating expenses	61,410	46,956	14,454	31
Loss from operations	(61,410)	(46,956)	(14,454)	31
Grant income	157	975	(818)	(84)
Other income, net	3,836	666	3,170	476
Net loss	$(57,417)	$(45,315)	$(12,102)	27

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Six Months Ended June 30,
			Dollar	%
	2023	2022	Change	Change
	(in thousands)
Direct costs:
Fosgonimeton (ATH-1017)	$28,890	$19,592	$9,298	47%
ATH-1020	383	1,019	(636)	(62)
Preclinical programs and other direct costs	3,249	2,124	1,125	53
Total direct costs	32,522	22,735	9,787	43
Indirect costs:
Personnel-related costs, including stock- based compensation	9,337	5,800	3,537	61
Facilities and other costs	1,049	728	321	44
Total research and development expenses	$42,908	$29,263	$13,645	47

Research and development expenses increased by $13.6 million, from $29.3 million for the six months ended June 30, 2022 to $42.9 million for the six months ended June 30, 2023. The increase was driven primarily by an increase in expenses for fosgonimeton of $9.3 million related to continued patient enrollment and clinical site visit activity for our Phase 2/3 clinical trial and the corresponding open-label extension for our Phase 2 and Phase 2/3 clinical trials, as well as higher costs relating to manufacturing process development and increases in manufacturing batch size capabilities, an increase in personnel-related costs of $3.5 million due to an increase in headcount and stock-based compensation expense in connection with current period equity grants to new hires and existing employees, an increase in preclinical research and development expenses of $1.1 million, and an increase in facilities and other indirect costs of $0.3 million, partially offset by a decrease in ATH-1020 program expenses of $0.6 million.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million, from $17.7 million for the six months ended June 30, 2022 to $18.5 million for the six months ended June 30, 2023. The increase was primarily due to a increase in business development expenses of $0.7 million, an increase in consulting and professional services expenses of $0.7 million, an increase in personnel-related expenses of $0.5 million due to an increase in headcount, partially offset by a decrease in legal costs of $0.8 million and a decrease in general corporate expenses of $0.3 million.

Grant Income

Grant income decreased by $0.8 million, from $1.0 million for the six months ended June 30, 2022 to $0.2 million for the six months ended June 30, 2023. Grant income recognized during the six months ended June 30, 2023 of $0.2 million represented the remaining balance of the total $15.2 million approved grant amount available at the beginning of the year. All of which grant income was recognized during the three months ended March 31, 2023.

Other Income, Net

Other income, net, increased by $3.2 million, from $0.7 million for the six months ended June 30, 2022 to $3.8 million for the six months ended June 30, 2023 due to higher income from accretion of discounts on debt securities purchased below par value and held to maturity, in addition to higher interest income earned on our available-for-sale securities resulting from rising interest rates on debt securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From our inception through June 30, 2023, we have raised aggregate net cash proceeds of $407.4 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes.

As of June 30, 2023, we had $196.3 million in cash, cash equivalents and investments and have not generated positive cash flows from operations. Since our inception, we have devoted substantially all of our resources to our research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Material Cash and Future Funding Requirements

Our material cash requirements include our operating leases for laboratory and office facilities. As of June 30, 2023, we had lease payment obligations of $2.1 million, with $0.5 million payable within 12 months. For additional information regarding our lease commitments, see Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this report. We are contingently committed to $0.9 million of potential future milestone payments, in addition to sales-based payments and royalties, under our license agreement with WSU. Payments generally are due and payable only upon achievement of certain developmental, regulatory, and sales milestones for which the specific timing cannot be predicted. Refer to Note 6 to our unaudited condensed consolidated financial statements for additional information regarding the WSU license agreement. Additionally, we have purchase obligations and open purchase orders that support normal operations and are primarily due in the next 12 months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions. We also anticipate that our research and development expenses and our general and administrative expenses will increase over at least the near-term as we advance our clinical development and our product candidates through clinical trials, increase our headcount to support our operations, and incur legal and other professional expenses related to our ongoing legal proceedings. We cannot predict with certainty the amount and timing of these increased expenses.

Based upon our current operating plan, we estimate that our $196.3 million of cash, cash equivalents and investments at June 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report. We will need to raise substantial additional capital to fund the development of our product candidates. Until such time as we can generate significant revenue from product sales, we expect to finance our operations through the sale of equity securities, debt financings, or other capital, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants. For example, in January 2023, we entered into a sales agreement with Cantor Fitzgerald and BTIG to sell shares of our common stock having aggregate sales proceeds of up to $75.0 million, from time to time, through an at-the-market, or ATM, equity offering program under which Cantor Fitzgerald and BTIG are acting as sales agents. As of the date of this report, we have not sold any securities pursuant to this ATM offering. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(50,476)	$(35,162)
Investing activities	68,008	19,385
Financing activities	341	507
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,873	$(15,270)

Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities was $50.5 million. This consisted primarily of a net loss of $57.4 million, partially offset by non-cash charges of $5.7 million and a decrease in our net operating assets of $1.2 million. The non-cash charges primarily consisted of stock-based compensation expense, amortization of premiums and accretion of discounts on available-for-sale securities, and depreciation expense. The decrease in our net operating assets was primarily due to a decrease in unbilled grant receivable and an increase in accrued expenses, partially offset by a decrease in accounts payable and an increase in prepaid expenses and other current assets.

During the six months ended June 30, 2022, net cash used in operating activities was $35.2 million. This consisted primarily of a net loss of $45.3 million, partially offset by non-cash charges of $6.4 million and a decrease in our net operating assets of $3.7 million. The non-cash charges primarily consisted of stock-based compensation expense, depreciation expense, and amortization of premiums and accretion of discounts on available-for-sale securities. The decrease in our net operating assets was primarily due to a decrease in unbilled grant receivable, a decrease in prepaid expenses and other current assets, and an increase in accounts payable and accrued expenses.

Investing Activities

During the six months ended June 30, 2023, net cash provided by investing was $68.0 million. This consisted of maturities of available-for-sale securities of $93.2 million, partially offset by purchases of available-for-sale securities of $24.9 million and property and equipment of $0.3 million.

During the six months ended June 30, 2022, net cash provided by investing was $19.4 million. This consisted of maturities of available-for-sale securities of $72.0 million, partially offset by purchases of available-for-sale securities of $51.7 million and property and equipment of $0.9 million.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $0.3 million, consisting of proceeds received from exercises of stock options and the issuance of common stock under our employee stock purchase plan.

During the six months ended June 30, 2022, net cash provided by financing activities was $0.5 million, consisting of proceeds received from exercises of stock options and the issuance of common stock under our employee stock purchase plan.

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

During the six months ended June 30, 2023, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 23, 2023 and Note 2 to our unaudited condensed consolidated financial statements included in “Part I, Item 1—Financial Statements (Unaudited)” of this report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•
research and development costs;
•
stock-based compensation;
•
income taxes;
•
grant income.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (1) are no longer an emerging growth company and (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

That same day, on June 25, 2021, plaintiff Harshdeep Jawandha filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against us, Dr. Kawas, our then chief financial officer, certain members of our board of directors at the time of our IPO, as well as the IPO underwriters, captioned Jawandha v. Athira Pharma, Inc., et al., No. 2:21-cv-00862. The Jawandha complaint asserts violations of Sections 11 and 15 of the Securities Act of 1933, or Securities Act, alleging that that our IPO registration statement was materially false and misleading because it omitted to state that certain of Dr. Kawas’s published doctoral research papers at WSU contained allegedly improperly altered images, that the research was allegedly foundational to Athira’s efforts to develop treatments for Alzheimer’s, that, as a result, and that the defendants’ positive statements about our business, operations, and prospects were materially misleading. The Jawandha plaintiff seeks unspecified compensatory damages, and reasonable costs and expenses, including attorneys’ fees.

Also on June 25, 2021, plaintiffs Timothy Slyne and Tai Slyne filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against us, Dr. Kawas, our then chief financial officer, and the same members of our board of directors and underwriters as in the Jawandha complaint, captioned Slyne v. Athira Pharma, Inc. et al., No. 2:21-cv-00864. The Slyne complaint asserts violations of Sections 11 and 15 of the Securities Act, alleging that purported issues with Dr. Kawas’s doctoral research at WSU should have been disclosed in our IPO registration statement. The Slyne plaintiffs seek unspecified compensatory damages, reasonable costs and expenses, including attorneys’ fees, and injunctive and other equitable relief.

On August 9, 2021, the court issued an order consolidating the three cases. On October 5, 2021, the district court issued an order appointing lead plaintiffs and approved their selection of lead and liaison counsel.

On January 7, 2022, lead plaintiffs filed a consolidated amended complaint, which asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 and Sections 11, 12, and 15 of the Securities Act. The consolidated amended complaint is brought against us, Dr. Kawas, our then chief financial officer, certain members of our board of directors at the time of our IPO and secondary public offering, or SPO, and the IPO and SPO underwriters. As with the previous complaints, it is based on allegations that the IPO and SPO registration statements and/or other public statements were materially false and misleading because they omitted to state that certain of Dr. Kawas’s published doctoral research papers at WSU contained allegedly improperly altered images. Lead plaintiffs seek unspecified compensatory damages, as well as equitable and injunctive relief on behalf of themselves and the purported class. On March 8, 2022, the defendants filed a motion to dismiss lead plaintiffs’ consolidated amended complaint for failure to state a claim under the federal securities laws. On July 29, 2022, the court issued an order granting in part and denying in part the motion to dismiss. The order dismissed the Section 10(b) and Section 20(a) claims arising under the Exchange Act, dismissed the Section 11 claim arising under the Securities Act as to all defendants other than the Company and Dr. Kawas, dismissed the Section 12(a)(2) claim arising under the Securities Act as to the lead plaintiffs, and dismissed the Section 15 claim arising under the Securities Act against all defendants other than Dr. Kawas. The order permitted lead plaintiffs until August 19, 2022 to file a second consolidated amended complaint. Lead plaintiffs did not file a second consolidated amended complaint.

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

On March 10, 2023, following a mediation and the parties’ agreement in principle to settle the securities class action for $10 million, the court entered a stipulated order setting a deadline of April 28, 2023 for the parties to file a stipulation of settlement and for lead plaintiffs to file a motion for preliminary approval of the settlement, which the parties filed on that date. The settlement is subject to preliminary and final approval by the U.S. District Court for the Western District of Washington. On May 31, 2023, the court issued a minute order requiring the parties to file a joint status report on or before June 30, 2023 addressing several aspects of the proposed settlement, including revision of certain notices to putative class members regarding the settlement, which the parties filed on that date.

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

On May 26, 2022, the court issued an order consolidating the cases and staying them until further order of the court. We believe we have adequate reserves related to this matter as of the balance sheet date.

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

We may fail to or be unable to design and execute clinical trials to support marketing approval of fosgonimeton or any of our other product candidates. We cannot be certain that our current or planned clinical trials or any other future clinical trials will be completed on time or be successful. We cannot guarantee that the FDA or foreign regulatory authorities will agree with our study design, protocol or protocol amendments, or statistical plan, or that they will interpret clinical trial results as we do, and more clinical trials could be required before we are able to submit applications seeking approval of our product candidates. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our product candidates (including potential confirmatory or Phase 3 registrational trials). Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential.

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

We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all. Changes in the manufacturing process or facilities will require further comparability analysis and approval by the FDA before implementation, which could delay our clinical trials and product candidate development, and could require additional clinical trials, including bridging studies and potential confirmatory or Phase 3 registrational trials, to demonstrate consistent and continued safety and efficacy.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive nonclinical studies and clinical trials that our product candidates are both safe and effective for each target indication. Nonclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the nonclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. The results of nonclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in nonclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. For example, testing on animals occurs under different conditions than testing in humans and therefore, the results of animal studies may not accurately predict safety and effectiveness in humans. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through nonclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. For example, our Phase 1a/b clinical trial, which enrolled 88 patients, including only 11 patients with mild-to-moderate AD, of whom seven patients were treated with fosgonimeton and the other four patients were randomized to the control, suggested improvements in brain network activity including potentially positive effects on brain function. However, our Phase 2 ACT-AD clinical trial, which included a larger patient population, approximately 60% of which were receiving standard-of-care AChEIs, did not meet its primary endpoint of a change in ERP P300 latency for the full study population nor did it meet the secondary endpoints. Although a post hoc analysis of results from ACT-AD in a pre-specified subgroup suggested positive effects on measures of cognition, function and neurodegeneration in patients taking fosgonimeton alone without background acetylcholinesterase inhibitors (AChEIs), we cannot be sure that data from future trials will support our earlier findings or demonstrate the safety and effectiveness of fosgonimeton for treatment of AD to the satisfaction of the FDA in order to support regulatory approval. Likewise, early, smaller-scale studies, biomarker analyses, and clinical trials with a single or relatively few clinical trial sites may not be predictive of eventual safety and effectiveness in large-scale pivotal clinical trials across multiple clinical trial sites. Even if data from a pivotal clinical trial are positive, regulators may not agree that such data are sufficient for approval and may require that we conduct additional clinical trials (including potential confirmatory or Phase 3 registrational trials), which could materially delay our anticipated development timelines, require additional funding for such additional clinical trials, and adversely impact our business. Our ability to achieve regulatory approval for fosgonimeton is further complicated by the nature of AD, which historically has been a challenging indication for drug development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence nonclinical studies and clinical trials are never approved as products.

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

On July 6, 2021, we announced the initiation of an open-label extension for the LIFT-AD and ACT-AD trials and in May 2022 we announced the extension of the open label extension for an additional 12 months. In May 2023, we amended the open-label extension trial to further extend the trial by an additional 12 months. Upon completion of the 26-week treatment period during the LIFT-AD or ACT-AD trials, patients may continue on the open-label extension and receive treatment with fosgonimeton for up to an additional 30 months. Investigators and patients remain blinded to treatment group assignment in the original trials. Such open-label extension studies are, and some of the clinical trials we conduct in the future may be, open-label in study design conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

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

Additionally, we rely on data received from clinical trials, whether preliminary or final, to inform decisions on future clinical trials, including trial design, trial size, and whether or not to initiate additional clinical trials (including any potential confirmatory or Phase 3 registrational trials). For example, in November 2020, we initiated ACT-AD, an exploratory Phase 2 clinical trial, to better understand the overall effects of fosgonimeton on working memory processing speed and cognitive measures. Topline results of ACT-AD were announced in June 2022. We used these data to help inform strategic decisions around LIFT-AD and expect to use these data to help inform strategic decisions in the future around current clinical trials and any additional trials that we may initiate. Topline results are based on a preliminary analysis of then-available data, and a more comprehensive and full review of the data may result in different conclusions, which could have a negative impact on our decisions regarding any additional trials for fosgonimeton. There is no assurance that the amendments to our ongoing LIFT-AD trial based on our findings from the ACT-AD trial and our interim analysis of the LIFT-AD trial will ultimately result in a successful trial. For example, our biomarker data may not translate into a statistically significant clinical benefit, FDA may not agree with our statistical plan or analyses, or the trial may not be sufficiently powered for our endpoint measures.

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

If we are delayed or unsuccessful in enrolling the desired number of subjects in our trials, whether as a result of the outcomes of prior trials conducted by us, competing clinical trials, overly stringent eligibility requirements, or other factors, our clinical trial results could be delayed, the costs of our clinical trials could materially increase, and the overall development timeline for fosgonimeton could be negatively impacted. For example, enrollment in our ongoing clinical trials had slowed due to the effects of the COVID-19 pandemic, including governmental restrictions imposed in Australia, where certain of our clinical trial sites are located. In our ACT-AD clinical trial, this slowed recruitment resulted in a change in the timing of topline results from our Phase 2 ACT-AD clinical trial, which were announced in June 2022. We cannot ensure that similar enrollment issues will not occur again in the future. Even if we are successful in enrolling the targeted number of subjects in our trials, the FDA and other regulators may request additional clinical trials with larger numbers of subjects (including potential confirmatory or Phase 3 registrational trials) as a condition to any regulatory approval.

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

Product candidates that we may successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. For example, the FDA recently granted traditional approval for lecanemab, a drug developed by Biogen Inc. and Eisai Co., Ltd., and Eli Lilly and Company is also developing product candidates for Alzheimer's disease. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. For example, CMS announced a two-part National Coverage Determination under which Medicare will cover monoclonal antibodies that target amyloid (or plaque) for the treatment of Alzheimer’s disease that receive traditional approval from the FDA under coverage with evidence development. Additionally, for drugs that FDA has not determined to have shown a clinical benefit or that received an accelerated approval, Medicare will provide coverage in FDA or National Institutes of Health approved clinical trials. In June 2023, CMS announced that Medicare will cover new Alzheimer’s drugs with traditional FDA approval when a physician and clinical team participate in CMS’ registry to collect evidence about how these drugs work in the real world. Current and future CMS coverage restrictions on classes of drugs that encompass our product candidates could have a material adverse impact on our ability to commercialize our product candidates, if approved, generate revenue and attain profitability. It is unclear how future CMS coverage decisions and policies will impact our business. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see the section titled “Part I, Item 1 – Business—Competition” in our Annual Report on Form 10-K filed with the SEC on March 23, 2023.

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

In addition, current Australian tax regulations provide for a refundable research and development tax credit equal to 43.5% of qualified expenditures. If we lose our ability to operate our subsidiary in Australia, or if we are ineligible or unable to receive the research and development tax credit, or the Australian government significantly reduces or eliminates the tax credit, our business and results of operations may be adversely affected.

The loss of any of our key personnel could significantly harm our business, results of operations and competitive position.

In order to compete, we must attract, retain, and motivate executives and other key employees. Hiring and retaining qualified executives, scientists, technical and legal and accounting staff are critical to our business, and competition for experienced employees in our industry can be high. The loss of one or more of these key employees, or our inability to hire additional key personnel when needed, could have a material adverse effect on our business and prospects.

Risks Relating to Health Epidemics

The potential effects of health epidemics, including the novel coronavirus disease, or COVID-19, pandemic, could adversely impact our business, including our nonclinical studies and clinical trials.

Our business could in the future be adversely impacted by the effects of possible health epidemics and other outbreaks, including COVID-19, which could cause disruptions that could severely impact our business, nonclinical studies and clinical trials. Such disruptions may include:

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

In the event of a disease outbreak or resurgence of COVID-19, we could be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from such diseases. On May 11, 2023, the federal government ended the COVID-19 public health emergency, which ended a number of temporary changes made to federally funded programs while some continue to be in effect. Since March 2020, the FDA has issued various COVID-19 related guidance documents for sponsors and manufacturers, many of which have expired or were withdrawn with the expiration of the COVID-19 public health emergency declaration, although some COVID-19 related guidance documents continue in effect. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations is unclear.

The trading prices for shares of biopharmaceutical companies have in the past been and could in the future be highly volatile as a result of health epidemics, including the COVID-19 pandemic, and the trading prices for shares of our common stock could also experience high volatility. In the event of an emergence of new disease outbreaks or a resurgence of COVID-19, we could face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from a health epidemic, including a resurgence of COVID-19, could materially and adversely affect our business and the value of our common stock.

The ultimate impact of a possible health epidemic or other outbreak, including a resurgence of COVID-19, on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. In addition, our business could be significantly adversely affected by other business disruptions to us or our third-party providers that could seriously harm our potential future revenue and financial condition and increase our costs and expenses. Our operations, and those of our CROs, commercial manufacturing organizations, or CMOs, and other contractors, consultants, and third parties could be subject to other global pandemics, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

Risks Relating to Our Financial Position and Capital Needs

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We have not generated any revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue. We had net losses of $57.4 million and $45.3 million for the six months ended June 30, 2023 and 2022, respectively, and an accumulated deficit of $249.0 million as of June 30, 2023.

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

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of June 30, 2023, we had cash, cash equivalents and investments of $196.3 million. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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
•
the willingness of the FDA and EMA to accept our LIFT-AD trial, as well as data from our completed and planned clinical and nonclinical studies and other work, as the basis for review and approval of fosgonimeton for AD and the potential need for additional clinical trials (including potential confirmatory or Phase 3 registrational trials);
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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 public health emergency, since March 2020 when foreign and domestic inspections facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. While the FDA has largely caught up with domestic preapproval inspections, it continues to work through its backlog of foreign inspections. However, the FDA may not be able to continue its current inspection pace, and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required, travel restrictions, or staffing shortages, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, or if global health or other concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities in a timely manner, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

The Bipartisan Budget Act of 2018 also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has published a final rule to give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. The American Taxpayer Relief Act of 2012, or ATRA, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other legislative changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2031 with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under the Consolidated Appropriations Act, 2023, the 2% Medicare sequester is extended for the first six months of FY 2032 and the sequester percentage is revised to up to 2% for FY 2030 and 2031.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Further, the Biden administration released an additional executive order on October 14, 2022, directing the U.S. Department of Health and Human Services, or HHS, to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of IRA are unconstitutional. The impact of these judicial challenges as well as other legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.

In April 2022, CMS released a finalized national policy for coverage of aducanumab, or Aduhelm, and any future monoclonal antibodies directed against amyloid approved by the FDA with an indication for use in treating Alzheimer’s disease. According to the two-part National Coverage Determination, or NCD, Medicare will cover monoclonal antibodies that target amyloid (or plaque) for the treatment of Alzheimer’s disease that receive traditional approval from the FDA when furnished in accordance with the coverage criteria specified under coverage with evidence development. CMS will also provide enhanced access and coverage for Medicare patients participating in CMS-approved studies, such as data collection through routine clinical practice or registries. Additionally, for drugs that FDA has not determined to have shown a clinical benefit or that received an accelerated approval, Medicare will provide coverage in FDA or National Institutes of Health approved clinical trials. In June 2023, CMS announced that Medicare will cover new Alzheimer’s drugs with traditional FDA approval when a physician and clinical team participate in CMS’ registry to collect evidence about how these drugs work in the real world. Current and future CMS coverage restrictions on classes of drugs that encompass our product candidates could have a material adverse impact on our ability to commercialize our product candidates, if approved, generate revenue and attain profitability. It is unclear how future CMS coverage decisions and policies will impact our business.

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
•
impact of health epidemics, including COVID-19, on our ability to produce our product candidates and conduct clinical trials in foreign countries;
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

For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future. As an example, European patent applications now provide the option, upon grant of a patent, of becoming a Unitary Patent, which is subject to the jurisdiction of the Unitary Patent Court, or UPC. The option of a Unitary Patent is a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC.

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

We have entered into license agreements with third parties and we may enter into additional license agreements in the future with others to advance our research and development or allow commercialization of product candidates. These and other licenses may not provide exclusive rights to use such intellectual property and other rights in all relevant fields of use and in all territories in which we may wish to develop or commercialize our product candidates in the future. Further, these and other licenses may also include certain restrictions or obligations that limit our ability to engage with third parties, including potential restrictions on sublicensing or outsourcing certain activities.

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

Our licensors and any future licensors may have relied on third party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-license. If it is later determined that third parties own the rights to our in-licensed patents, or if other third parties have ownership rights to our in-licensed patents, such third parties may be able to license such patents to our competitors, and our competitors could market products similar or identical to our product candidates. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

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

In addition, the agreements under which we license intellectual property or other rights from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or other rights, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property or other rights that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize product candidates covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

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

Intellectual property discovered or developed through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a manufacturing preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers, which could adversely affect our ability to successfully develop and commercialize our products.

We entered an exclusive license agreement with WSU for certain licensed patents that include intellectual property that was generated through the use of U.S. government funding, and we received a grant from the National Institute on Aging of the National Institute on Health to support our ACT-AD clinical trial. Pursuant to the Bayh-Dole Act of 1980, or the Bayh-Dole Act, the U.S. government may have certain rights in any invention developed or reduced to practice with government funding. In addition, in the future we may discover, develop, acquire, or license new intellectual property that has been generated through the use of U.S. government funding or grants in which the U.S. government may have certain rights pursuant to the Bayh-Dole Act. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). Such “march-in” rights would apply to new subject matter arising from the use of such government funding or grants and would not extend to pre-existing subject matter or subject matter arising from funds unrelated to the government funding or grants. If the U.S. government exercises its march-in rights in our intellectual property rights that are generated through the use of U.S. government funding or grants, we could be required to license or sublicense intellectual property discovered or developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. Reporting of a subject invention and compliance with the Bayh-Dole requirements were delayed for the patent family directed to methods of treating Alzheimer’s disease with fosgonimeton. As such, this patent family may be subject to U.S. government action which may include loss of rights in the subject invention, suspending or terminating the grant or future awards, or withholding further awards. Should any of these events occur, it could significantly harm our business, results of operations and prospects. In addition, the Bayh-Dole Act requires that, in certain circumstances, any products embodying intellectual property generated with the use of U.S. government funds or produced through the use of any such intellectual property be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property, which could adversely affect our ability to successfully develop and commercialize our products and have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We may rely on third-party service providers and technologies to operate critical business systems to process sensitive information and other company data in a variety of contexts. We may also rely on third-party service providers to provide certain products or services, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. Security incidents or other interruptions suffered by our third-party service providers could cause us to experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy- or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

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

Despite efforts to create security barriers to the above-described threats, it is impossible for us to entirely mitigate these risks. To date, we have not experienced any material impact to our business, financial position or results of operations resulting from cyberattacks or other information security incidents such as phishing, social engineering, ransomware or malware attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of such attacks, our business, financial position or results of operations could be adversely impacted in the future. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because they change frequently and are generally not detected until after an incident has occurred. If a compromise or other security breach or incident were to occur and cause the loss or corruption of data or interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss, unavailability, or corruption of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any disruption or security breach or incident resulting in loss or unavailability of, or damage to, our data or systems, or inappropriate use, disclosure or modification of personal, sensitive, confidential or proprietary information, could result in us incurring liability and in delays to further development and commercialization of our product candidates could be delayed. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or prevent or identify vulnerabilities or security breaches or incidents, that could adversely affect our business and operations or result in the loss, unavailability, or corruption of, or inappropriate access to or use of, critical or sensitive information or company resources. Any such interruptions, breaches or incidents, or the perception any have occurred, could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other privacy and security breaches or incidents.

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

In addition, in the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). California has enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The California Privacy Rights Act of 2020 (CPRA), which became operative January 1, 2023, expands the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA and CPRA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. Additionally, numerous other states have proposed or enacted laws addressing privacy and security, many of which impose obligations similar to those of the CCPA. The CCPA, CPRA, and other evolving legislation relating to privacy, data protection, and information security may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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
•
the potential impact of health epidemics, including COVID-19, on our business;
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

Moreover, as of June 30, 2023, the holders of approximately 5.1 million shares of our common stock are eligible to exercise certain rights, subject to various conditions and limitations, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Our directors, executive officers and significant stockholders own a substantial percentage of our common stock, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, significant holders of our outstanding common stock and their respective affiliates beneficially own a substantial amount of our outstanding common stock as of June 30, 2023. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Failure to build and maintain our finance infrastructure and improve our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

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

The process of building and maintaining our accounting and financial functions and infrastructure has required and will continue to require significant additional professional fees, internal costs and management efforts. Any disruptions or difficulties in implementing or using such a system could adversely affect our controls and harm our business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention. In addition, we may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have hired, and we expect that we will continue to need to hire, additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We continue to evaluate and monitor these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Attention to ESG (environmental, social and governance) matters may cause us to incur additional costs or expose us to additional risks.

A variety of stakeholder groups, including investors, governmental and nongovernmental organizations are focused on corporate environmental, social and governance, or ESG, practices. Our ESG practices may not meet the standards of our investors or other stakeholders, and they as well as advocacy groups may campaign for us to change our business, operations or practices to better address ESG-related concerns. A failure, or perceived failure, of us to respond to any such campaigns could harm our business and reputation and have a negative impact on the market price of our common stock. Moreover, if ESG best practices, reporting standards and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-39503	3.1	November 12, 2020

3.2	Amended and Restated Bylaws of the Company	8-K	001-39503	3.1	November 18, 2022

10.1*	Employment Offer Letter between the Company and Andrew Gengos, dated as of May 18, 2023.	8-K	001-39503	10.1	May 22, 2023

10.2*	Change in Control and Severance Agreement between the Company and Andrew Gengos, dated as of May 18, 2023.	8-K	001-39503	10.2	May 22, 2023

10.3*	Transition Services Agreement between the Company and Glenna Mileson, dated as of May 18, 2023.	8-K	001-39503	10.3	May 22, 2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Athira Pharma, Inc.

Date: August 10, 2023	By:	/s/ Mark Litton
Mark Litton
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Andrew Gengos
Andrew Gengos
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)