Form 10-Q
period 2023-09-30
Athira Pharma, Inc.
filed 2023-11-09
CIK 1620463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, there were 38,054,583 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Athira Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$110,334	$95,966
Short-term investments	62,614	104,378
Unbilled grant receivable	—	1,227
Prepaid expenses and other current assets	5,556	5,962
Total current assets	178,504	207,533
Restricted cash	631	420
Property and equipment, net	3,633	4,053
Operating lease right-of-use asset	1,105	1,263
Long-term investments	—	44,829
Other long-term assets	827	55
Total assets	$184,700	$258,153
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,711	$2,501
Accrued liabilities	16,553	8,604
Accrued legal settlement (Note 7)	10,000	10,000
Current operating lease liability	358	326
Total current liabilities	28,622	21,431
Operating lease liability, less current portion	1,314	1,585
Total liabilities	29,936	23,016
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; 38,054,583 and 37,877,387 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	437,359	428,623
Accumulated other comprehensive loss	(678)	(1,956)
Accumulated deficit	(281,921)	(191,534)
Total stockholders' equity	154,764	235,137
Total liabilities and stockholders' equity	$184,700	$258,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$27,202	$16,965	$70,110	$46,228
General and administrative	7,840	7,168	26,342	24,861
Total operating expenses	35,042	24,133	96,452	71,089
Loss from operations	(35,042)	(24,133)	(96,452)	(71,089)
Grant income	—	2,959	157	3,934
Other income, net	2,072	985	5,908	1,651
Net loss	$(32,970)	$(20,189)	$(90,387)	$(65,504)
Unrealized gain (loss) on available-for-sale securities	261	(547)	1,278	(2,084)
Comprehensive loss attributable to common stockholders	$(32,709)	$(20,736)	$(89,109)	$(67,588)
Net loss per share attributable to common stockholders, basic and diluted	$(0.87)	$(0.53)	$(2.38)	$(1.74)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	38,054,583	37,817,724	37,993,002	37,693,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023

(in thousands, except share amounts)

(unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2023	37,877,387	$4	$428,623	$(1,956)	$(191,534)	$235,137
Issuance of common stock upon exercise of common stock options	73,213	—	99	—	—	99
Stock-based compensation	—	—	2,782	—	—	2,782
Unrealized gain on available-for-sale securities	—	—	—	927	—	927
Net loss	—	—	—	—	(27,820)	(27,820)
Balance as of March 31, 2023	37,950,600	$4	$431,504	$(1,029)	$(219,354)	$211,125
Issuance of common stock upon exercise of common stock options	7,882	—	11	—	—	11
Issuance of common stock under employee stock purchase plan	96,101	—	231	—	—	231
Stock-based compensation	—	—	3,119	—	—	3,119
Unrealized gain on available-for-sale securities	—	—	—	90	—	90
Net loss	—	—	—	—	(29,597)	(29,597)
Balance as of June 30, 2023	38,054,583	$4	$434,865	$(939)	$(248,951)	$184,979
Stock-based compensation	—	—	2,494	—	—	2,494
Unrealized gain on available-for-sale securities	—	—	—	261	—	261
Net loss	—	—	—	—	(32,970)	(32,970)
Balance as of September 30, 2023	38,054,583	$4	$437,359	$(678)	$(281,921)	$154,764

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

Athira Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(90,387)	$(65,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,395	8,246
Depreciation expense	724	606
Non-cash lease expense	158	154
Amortization of premiums and accretion of discounts on available-for-sale securities, net	(1,131)	(67)
Changes in operating assets and liabilities:
Unbilled grant receivable	1,227	636
Prepaid expenses and other current and long-term assets, net	(366)	(1,605)
Accounts payable and accrued liabilities	7,159	944
Operating lease liability	(239)	(212)
Net cash used in operating activities	(74,460)	(56,802)
Investing activities
Purchases of available-for-sale securities	(27,671)	(85,117)
Maturities of available-for-sale securities	116,673	119,274
Purchases of property and equipment	(304)	(1,140)
Net cash provided by investing activities	88,698	33,017
Financing activities
Proceeds from exercise of common stock options and issuance of common stock under employee stock purchase plan	341	507
Net cash provided by financing activities	341	507
Net increase (decrease) in cash, cash equivalents and restricted cash	14,579	(23,278)
Cash, cash equivalents and restricted cash, beginning of period	96,386	110,537
Cash, cash equivalents and restricted cash, end of period	$110,965	$87,259

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

Liquidity and Capital Resources

Since the Company’s inception, it has funded its operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From the Company’s inception through September 30, 2023, it has raised aggregate net cash proceeds of $407.4 million primarily from the issuance of its common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes. As of September 30, 2023, the Company had $172.9 million in cash, cash equivalents and investments and had not generated positive cash flows from operations. Since the Company’s inception, it has devoted substantially all of its resources to its research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Based upon the Company’s current operating plan, it estimates that its $172.9 million of cash, cash equivalents and investments at September 30, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the 12 months following the date of this report.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2023, and unaudited condensed consolidated statements of operations and comprehensive loss, and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, are unaudited. The balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2022. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2023, and the unaudited condensed consolidated results of its operations for the three and nine months ended September 30, 2023 and 2022 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2023 and 2022 are also unaudited. The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022 included in its Annual Report on Form 10-K filed with the SEC on March 23, 2023.

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

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$110,334	$95,966
Restricted cash	631	420
Cash, cash equivalents and restricted cash	$110,965	$96,386

Grant Income

In December 2020, the Company accepted a grant from the National Institute on Aging (“NIA”) of the National Institutes of Health (“NIH”) to support its ACT-AD Phase 2 clinical trial for fosgonimeton (then-named ATH-1017), the Company’s lead therapeutic candidate being developed for the treatment of individuals with mild-to-moderate Alzheimer’s disease. The Company recognizes income related to the NIH grant in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss as qualifying expenses under the grant agreement are incurred. As of September 30, 2023, the Company has recognized aggregate grant income of $15.2 million in connection with the NIH grant, equal to the total grant amount approved and the Company will not recognize any additional grant income in connection with the NIH grant.

During the three months ended September 30, 2023, the Company did not recognize any grant income. During the three months ended September 30, 2022, the Company recognized $3.0 million of grant income, which included the recognition of $1.3 million of income for qualifying expenses incurred between January and May 2022, upon approval by the NIH to carry over previously unused budgets. During the nine months ended September 30, 2023 and 2022, the Company recognized grant income of $0.2 million and $3.9 million, respectively, in connection with the NIH grant. As of December 31, 2022, the Company incurred qualifying expenses in excess of cash received of approximately $1.2 million, which is included in unbilled grant receivable on the unaudited condensed consolidated balance sheets. During the nine months ended September 30, 2023 and 2022, the Company received cash of $1.4 million and $4.6 million, respectively.

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

The following tables reflect the Company’s financial asset balances measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	2	48	—	—	48
U.S. government debt and agency securities	2	4,968	—	—	4,968
Commercial paper	2	76,625	—	(27)	76,598
Total cash equivalents		$81,641	$—	$(27)	$81,614
Short-term investments:
Commercial paper	2	10,223	—	(11)	10,212
U.S. government debt and agency securities	2	53,042	—	(640)	52,402
Total short-term investments		$63,265	$—	$(651)	$62,614

	December 31, 2022
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$7	$—	$—	$7
Commercial paper	2	78,028	—	(26)	78,002
Total cash equivalents		$78,035	$—	$(26)	$78,009
Short-term investments:
Commercial paper	2	36,933	—	(168)	36,765
U.S. government debt and agency securities	2	65,157	—	(784)	64,373
Corporate bonds	2	3,302	—	(62)	3,240
Total short-term investments		$105,392	$—	$(1,014)	$104,378
Long-term investments:
U.S. government debt and agency securities	2	45,745	—	(916)	44,829
Total long-term investments		$45,745	$—	$(916)	$44,829

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

As of September 30, 2023, the Company does not intend to sell any securities in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell such securities prior to the recovery of the amortized cost basis. Based on the Company's assessment, the Company concluded all impairments as of September 30, 2023 to be due to factors other than credit loss, such as changes in interest rates. A credit loss allowance was not recognized and the unrealized losses for available-for-sale securities were recorded in other comprehensive loss.

4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Lab equipment	$687	$433
Office furniture, fixtures, and computer equipment	712	692
Leasehold improvement	4,322	4,296
Property and equipment, at cost	5,721	5,421
Less: accumulated depreciation	(2,088)	(1,368)
Property and equipment, net	$3,633	$4,053

Depreciation expense was $244,000 and $724,000 for the three and nine months ended September 30, 2023, respectively. Depreciation expense was $231,000 and $606,000 for the three and nine months ended September 30, 2022, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Research and development expenses	$11,476	$3,843
Employee compensation and benefits	3,469	3,415
Professional services and other	1,608	1,346
Total accrued liabilities	$16,553	$8,604

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

To keep in good standing, the agreement requires the Company to meet certain development milestones and pay annual maintenance fees. All contractual requirements have been met as of September 30, 2023.

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

Under the terms of the agreement, the Company will pay a royalty in the mid-single digits of net sales, with the first $100,000 of net sales being exempt from royalty payment, and annual minimum royalty payments of $25,000 beginning after the first commercial sale of a licensed product. As of September 30, 2023, no sales of any licensed products had occurred and the Company had not incurred a royalty obligation under this agreement.

Additionally, the agreement allows the Company to sublicense the rights conveyed by the agreement, subject to additional payments to WSU based upon the sublicense consideration received in such event. Such amounts are dependent on the terms of the underlying sublicense and range from the mid-single digits to mid-teens of any non-sales based payments received, and low twenties of net sales based sublicense royalties. As of September 30, 2023, the Company has not entered into or incurred any liability from a sublicense agreement.

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

On March 10, 2023, following a mediation and the parties’ agreement in principle to settle the securities class action, the court entered a stipulated order setting a deadline of April 28, 2023 for the parties to file a stipulation of settlement and for lead plaintiffs to file a motion for preliminary approval of the settlement, which the parties filed on that date. The settlement is subject to preliminary and final approval by the U.S. District Court for the Western District of Washington. On May 31, 2023, the court issued a minute order requiring the parties to file a joint status report on or before June 30, 2023 addressing several aspects of the proposed settlement, including revision of certain notices to putative class members regarding the settlement, which the parties filed on that date. On September 27, 2023, the court issued an order denying plaintiffs’ motion for preliminary approval without prejudice, citing the motion’s failure to satisfy the court’s questions and concerns regarding traceability of certain Securities Act claims. The court permitted plaintiffs to file a renewed motion for preliminary approval within sixty days of the date of the order.

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

Operating Leases

The Company has operating leases for laboratory and office facilities in Bothell, Washington that expire in August 2027. The initial terms of the leases range from 6.3 to 7 years and the Company has options to extend the leases for an additional five years that it is not reasonably certain to exercise. As of September 30, 2023, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

September 30, 2023
Remaining 2023	119
2024	480
2025	494
2026	509
Thereafter	346
Total undiscounted lease payments	1,948
Present value adjustment for minimum lease commitments	(276)
Net lease liability	$1,672

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

September 30, 2023
Weighted average remaining lease term (years)	3.9
Weighted average discount rate	8.1%

Operating lease expense and variable lease expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$89	$102	$265	$279
Variable lease expense	$42	$41	$144	$126

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

The Company has reserved the following shares of common stock for future issuance, on an as-converted basis, as follows:

	September 30,	December 31,
	2023	2022
Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	7,332,648	4,269,861
Shares available for future grant under the 2020 Equity Incentive Plan	3,003,841	4,253,854
Shares available for future grant under the Employee Stock Purchase Plan	1,199,313	916,640
Total	11,535,802	9,440,355

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

Effective January 1, 2023, the Company’s 2020 Plan and ESPP reserves increased by 1,893,869 shares and 378,774 shares, respectively.

9. Stock-based Compensation

Stock‑based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$944	$721	$3,228	$2,477
General and administrative	1,550	1,699	5,167	5,769
Total stock-based compensation expense	$2,494	$2,420	$8,395	$8,246

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

The fair value of each stock option was estimated using the Black‑Scholes option‑pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	3.54%	2.08%
Expected volatility	99.18%	92.87%
Expected term (in years)	5.48	6.02
Expected dividend yield	—	—

The grant date fair value of restricted stock units is based upon the fair market value of the Company’s common stock based on its closing price as reported on the date of grant on the Nasdaq Global Select Market.

The fair value of options granted during the nine months ended September 30, 2023 and 2022 was $9.8 million and $16.1 million, respectively. The fair value of restricted stock units granted during the nine months ended September 30, 2023 and 2022 was $0.4 million and $0.1 million, respectively.

Stock Option and Restricted Stock Unit Activity

Changes in shares available for grant under the 2020 Plan during the nine months ended September 30, 2023 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2022	4,253,854
2020 Plan reserve increase on January 1, 2023	1,893,869
Options and restricted stock units granted	(3,832,783)
Options and restricted stock units forfeited, cancelled, or expired	688,901
Shares available for grant at September 30, 2023	3,003,841

A summary of stock option activity under the 2020 Plan for the nine months ended September 30, 2023 was as follows:

	Shares	Weighted- Average Exercise price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	4,033,522	$11.75	8.40	$827
Granted	3,696,783	3.34
Exercised	(81,095)	1.35
Forfeited/expired	(629,899)	6.86
Balance at September 30, 2023	7,019,311	$7.88	8.48	$319
Expected to vest	4,426,413	$6.32	8.98	$—
Options exercisable	2,592,898	$10.55	6.11	$319

The total fair value of options granted that vested during the nine months ended September 30, 2023 and 2022 was $8.3 million and $5.9 million, respectively.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock underlying all options that were in-the-money at September 30, 2023. The aggregate intrinsic value of options exercised was $0.2 million and $3.0 million during the nine months ended September 30, 2023 and 2022, respectively, determined as of the date of option exercise. As of September 30, 2023, there was $18.4 million of total unrecognized compensation cost related to unvested stock options. The Company expects to recognize this cost over a remaining weighted-average period of 2.2 years. The Company utilizes newly issued shares to satisfy option exercises.

Stock options outstanding and exercisable under the 2020 Plan consisted of the following at September 30, 2023:

Exercise Price ($)	Shares Outstanding	Shares Exercisable
0.16 to 4.22	3,865,599	854,723
8.93 to 19.94	2,796,464	1,537,065
20.55 to 29.41	357,248	201,110
Total	7,019,311	2,592,898

A summary of restricted stock unit ("RSU"), activity for the nine months ended September 30, 2023 is as follows:

	Share Equivalent	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2022	236,339	$15.16
Granted	136,000	3.30
Cancelled	(59,002)	8.00
Vested	—	—
Non-vested at September 30, 2023	313,337	$11.36

10. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2023	2022
Stock options to purchase common stock	7,019,311	3,989,690
Non-vested Restricted Stock Units	313,337	237,506
Employee stock purchase plan	11,373	10,043
Total	7,344,021	4,237,239

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
•
the potential learnings from our ACT-AD and LIFT-AD independent unblinded interim efficacy and futility analysis and their ability to inform and improve future clinical development plans;
•
the potential of LIFT-AD to show clinical benefits of fosgonimeton;
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
•
LIFT-AD is a randomized, double-blind, placebo-controlled, parallel-group 26-week Phase 2/3 clinical trial with fosgonimeton for the treatment of mild-to-moderate AD. In September 2020, we began site initiation and patient screening for LIFT-AD. The primary endpoint for the Phase 2/3 LIFT-AD trial will be measured by the Global Statistical Test, or GST, which is a composite score that combines the scores from cognition (Alzheimer's Disease Assessment Scale-Cognitive Subscale, or ADAS-Cog11), and function (Alzheimer’s Disease Cooperative Study-Activities of Daily Living, or ADCS-ADL23). Guided by the results from the completed exploratory ACT-AD Phase 2 trial, in September 2022, we proactively amended LIFT-AD to focus on participants not on background AChEIs. In October 2022, we announced that following an unblinded interim efficacy and futility analysis, an independent data monitoring committee recommended continuation of the LIFT-AD trial. The committee also determined that, with the additional enrollment of fewer than 150 participants for a total enrollment of less than 300 participants without background AChEIs, the amended trial will be well powered for the primary endpoint given the preliminary effect size observed. In May 2023, we further amended LIFT-AD to focus on 40 mg dosing, which we have selected for further development and potential dose for regulatory approval of fosgonimeton in this indication. This selection was based on a review of the totality of the preclinical and clinical data, biomarker results, observations from the open label extension study and in consultation with independent regulatory and biostatistical consultants based on patients treated with 40 mg fosgonimeton without concomitant AChEIs. The LIFT-AD study now focuses on enrollment and the primary analysis on 40 mg dosing and has discontinued enrollment of the 70 mg arm. We expect to complete patient enrollment by the first quarter of 2024 and to report topline LIFT-AD results in the second half of 2024. In July 2023, we completed an end of Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, to gain alignment on our plans for the continued clinical development of fosgonimeton as a treatment for mild-to-moderate AD. During this meeting we provided an update and discussed with the FDA the ongoing LIFT-AD trial, including use of the 40 mg dose, concomitant AChEIs use, biomarker analyses including NfL, and the statistical analysis plan. The FDA noted the importance of showing effects on both cognition (ADAS-Cog11) and function (ADCS-ADL23) in the trial population. The FDA is open to ongoing dialogue with us regarding the LIFT-AD trial once completed as well as other aspects of our program to develop fosgonimeton as a potential treatment for mild-to-moderate AD.
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

*The ACT-AD trial and the related open-label extension for ACT-AD participants were supported by a grant from the National Institute on Aging of the National Institutes of Health under Award Number R01AG06268. The information presented is solely the responsibility of Athira and does not necessarily represent the official views of the National Institutes of Health.

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

To date, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock in our IPO and in a subsequent follow-on public offering, the sale and issuance of convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From inception to September 30, 2023, we have raised aggregate net cash proceeds of approximately $407.4 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes. We have incurred significant operating losses to date. Our net losses were $90.4 million and $65.5 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $281.9 million and cash, cash equivalents and investments of $172.9 million.

We expect to continue to incur increasing operating losses for the foreseeable future as we:

•
continue to advance fosgonimeton and our other product candidates through preclinical studies and clinical trials, and continue the open label extension of the ACT-AD and LIFT-AD trials;
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
•
the continuation of the open label extension of the ACT-AD and LIFT-AD trials;
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

Grant Income

Grant income consists of income related to the NIH grant and is recognized as qualifying expenses under the grant agreement are incurred. As of September 30, 2023, we had recognized aggregate grant income of $15.2 million in connection with an NIH grant, equal to the total grant amount approved. We will not recognize additional grant income in connection with the NIH grant in the future.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,
			Dollar	%
	2023	2022	Change	Change
	(in thousands)
Operating expenses:
Research and development	$27,202	$16,965	$10,237	60%
General and administrative	7,840	7,168	672	9
Total operating expenses	35,042	24,133	10,909	45
Loss from operations	(35,042)	(24,133)	(10,909)	45
Grant income	—	2,959	(2,959)	(100)
Other income, net	2,072	985	1,087	110
Net loss	$(32,970)	$(20,189)	$(12,781)	63

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended September 30,
			Dollar	%
	2023	2022	Change	Change
	(in thousands)
Direct costs:
Fosgonimeton (ATH-1017)	$20,800	$10,892	$9,908	91%
ATH-1020	249	592	(343)	(58)
Preclinical programs and other direct costs	1,292	2,078	(786)	(38)
Total direct costs	22,341	13,562	8,779	65
Indirect costs:
Personnel-related costs, including stock- based compensation	4,405	3,027	1,378	46
Facilities and other costs	456	376	80	21
Total research and development expenses	$27,202	$16,965	$10,237	60

Research and development expenses increased by $10.2 million, from $17.0 million for the three months ended September 30, 2022 to $27.2 million for the three months ended September 30, 2023. The increase was driven primarily by an increase in expenses for fosgonimeton of $9.9 million related to continued patient enrollment and clinical site visit activity for our Phase 2/3 clinical trial and the corresponding open-label extension for our Phase 2 and Phase 2/3 clinical trials, as well as higher costs relating to manufacturing process development and increases in manufacturing batch size capabilities, an increase in personnel-related costs of $1.4 million due to an increase in headcount and stock-based compensation expense in connection with current period equity grants to new hires and existing employees, partially offset by a decrease in preclinical research and development expenses of $0.8 million, and a decrease in ATH-1020 program expenses of $0.3 million.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million, from $7.2 million for the three months ended September 30, 2022 to $7.8 million for the three months ended September 30, 2023. The increase was primarily due to an increase in personnel-related costs of $0.8 million, partially offset by a decrease in business development expenses of $0.1 million.

Grant Income

During the three months ended September 30, 2022, we recognized $3.0 million of grant income, which included recognition of $1.3 million of income for qualifying expenses incurred between January and May 2022, upon approval by the NIH to carry over previously unused budgets. As of March 31, 2023, we had recognized aggregate grant income of $15.2 million in connection with the NIH grant, equal to the total grant amount approved. No grant income was recognized during the three months ended September 30, 2023.

Other Income, Net

Other income, net, increased by $1.1 million, from $1.0 million for the three months ended September 30, 2022 to $2.1 million for the three months ended September 30, 2023 due to higher income from accretion of discounts on debt securities purchased below par value and held to maturity, in addition to higher interest income earned on our available-for-sale securities resulting from rising interest rates on debt securities.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,
			Dollar	%
	2023	2022	Change	Change
	(in thousands)
Operating expenses:
Research and development	$70,110	$46,228	$23,882	52%
General and administrative	26,342	24,861	1,481	6
Total operating expenses	96,452	71,089	25,363	36
Loss from operations	(96,452)	(71,089)	(25,363)	36
Grant income	157	3,934	(3,777)	(96)
Other income, net	5,908	1,651	4,257	258
Net loss	$(90,387)	$(65,504)	$(24,883)	38

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Nine Months Ended September 30,
			Dollar	%
	2023	2022	Change	Change
	(in thousands)
Direct costs:
Fosgonimeton (ATH-1017)	$49,691	$30,484	$19,207	63%
ATH-1020	632	1,611	(979)	(61)
Preclinical programs and other direct costs	4,541	4,202	339	8
Total direct costs	54,864	36,297	18,567	51
Indirect costs:
Personnel-related costs, including stock- based compensation	13,742	8,827	4,915	56
Facilities and other costs	1,504	1,104	400	36
Total research and development expenses	$70,110	$46,228	$23,882	52

Research and development expenses increased by $23.9 million, from $46.2 million for the nine months ended September 30, 2022 to $70.1 million for the nine months ended September 30, 2023. The increase was driven primarily by an increase in expenses for fosgonimeton of $19.2 million related to continued patient enrollment and clinical site visit activity for our Phase 2/3 clinical trial and the corresponding open-label extension for our Phase 2 and Phase 2/3 clinical trials, as well as higher costs relating to manufacturing process development and increases in manufacturing batch size capabilities, an increase in personnel-related costs of $4.9 million due to an increase in headcount and stock-based compensation expense in connection with current period equity grants to new hires and existing employees, an increase in facilities and other indirect costs of $0.4 million, and an increase in preclinical research and development expenses of $0.3 million, partially offset by a decrease in ATH-1020 program expenses of $1.0 million.

General and Administrative Expenses

General and administrative expenses increased by $1.5 million, from $24.9 million for the nine months ended September 30, 2022 to $26.3 million for the nine months ended September 30, 2023. The increase was primarily due to a increase in personnel-related expenses of $1.3 million due to an increase in headcount, an increase in consulting and professional services expenses of $0.8 million, and an increase in business development expenses of $0.6 million, partially offset by a decrease in legal costs of $0.9 million and a decrease in general corporate expenses of $0.3 million.

Grant Income

Grant income decreased by $3.8 million, from $3.9 million for the nine months ended September 30, 2022 to $0.2 million for the nine months ended September 30, 2023. Grant income recognized during the nine months ended September 30, 2023 of $0.2 million represented the remaining balance of the total $15.2 million approved grant amount available at the beginning of the year, all of which grant income was recognized during the three months ended March 31, 2023.

Other Income, Net

Other income, net, increased by $4.3 million, from $1.7 million for the nine months ended September 30, 2022 to $5.9 million for the nine months ended September 30, 2023 due to higher income from accretion of discounts on debt securities purchased below par value and held to maturity, in addition to higher interest income earned on our available-for-sale securities resulting from rising interest rates on debt securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From our inception through September 30, 2023, we have raised aggregate net cash proceeds of $407.4 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes.

As of September 30, 2023, we had $172.9 million in cash, cash equivalents and investments and have not generated positive cash flows from operations. Since our inception, we have devoted substantially all of our resources to our research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Material Cash and Future Funding Requirements

Our material cash requirements include our operating leases for laboratory and office facilities. As of September 30, 2023, we had lease payment obligations of $1.9 million, with $0.5 million payable within 12 months. For additional information regarding our lease commitments, see Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this report. We are contingently committed to $0.9 million of potential future milestone payments, in addition to sales-based payments and royalties, under our license agreement with WSU. Payments generally are due and payable only upon achievement of certain developmental, regulatory, and sales milestones for which the specific timing cannot be predicted. Refer to Note 6 to our unaudited condensed consolidated financial statements for additional information regarding the WSU license agreement. Additionally, we have purchase obligations and open purchase orders that support normal operations and are primarily due in the next 12 months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions. We also anticipate that our research and development expenses and our general and administrative expenses will increase over at least the near-term as we advance our clinical development and our product candidates through clinical trials, increase our headcount to support our operations, and incur legal and other professional expenses related to our ongoing legal proceedings. We cannot predict with certainty the amount and timing of these increased expenses.

Based upon our current operating plan, we estimate that our $172.9 million of cash, cash equivalents and investments at September 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report. We will need to raise substantial additional capital to fund the development of our product candidates. Until such time as we can generate significant revenue from product sales, we expect to finance our operations through the sale of equity securities, debt financings, or other capital, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants. For example, in January 2023, we entered into a sales agreement with Cantor Fitzgerald and BTIG to sell shares of our common stock having aggregate sales proceeds of up to $75.0 million, from time to time, through an at-the-market, or ATM, equity offering program under which Cantor Fitzgerald and BTIG are acting as sales agents. As of the date of this report, we have not sold any securities pursuant to this ATM offering. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(74,460)	$(56,802)
Investing activities	88,698	33,017
Financing activities	341	507
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,579	$(23,278)

Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities was $74.5 million. This consisted primarily of a net loss of $90.4 million, partially offset by non-cash charges of $8.1 million and a decrease in our net operating assets of $7.8 million. The non-cash charges primarily consisted of stock-based compensation expense, amortization of premiums and accretion of discounts on available-for-sale securities, and depreciation expense. The decrease in our net operating assets was primarily due to an increase in accrued expenses and a decrease in unbilled grant receivable, partially offset by a decrease in accounts payable and an increase in prepaid expenses and other current and long-term assets, net.

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

Investing Activities

During the nine months ended September 30, 2023, net cash provided by investing activities was $88.7 million. This consisted of maturities of available-for-sale securities of $116.7 million, partially offset by purchases of available-for-sale securities of $27.7 million and property and equipment of $0.3 million.

During the nine months ended September 30, 2022, net cash provided by investing activities was $33.0 million. This consisted of maturities of available-for-sale securities of $119.3 million, partially offset by purchases of available-for-sale securities of $85.1 million and property and equipment of $1.1 million.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $0.3 million, consisting of proceeds received from exercises of stock options and the issuance of common stock under our employee stock purchase plan.

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

During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 23, 2023 and Note 2 to our unaudited condensed consolidated financial statements included in “Part I, Item 1—Financial Statements (Unaudited)” of this report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 10, 2023, following a mediation and the parties’ agreement in principle to settle the securities class action for $10 million, the court entered a stipulated order setting a deadline of April 28, 2023 for the parties to file a stipulation of settlement and for lead plaintiffs to file a motion for preliminary approval of the settlement, which the parties filed on that date. The settlement is subject to preliminary and final approval by the U.S. District Court for the Western District of Washington. On May 31, 2023, the court issued a minute order requiring the parties to file a joint status report on or before June 30, 2023 addressing several aspects of the proposed settlement, including revision of certain notices to putative class members regarding the settlement, which the parties filed on that date. On September 27, 2023, the court issued an order denying plaintiffs’ motion for preliminary approval without prejudice, citing the motion’s failure to satisfy the court’s questions and concerns regarding traceability of certain Securities Act claims. The court permitted plaintiffs to file a renewed motion for preliminary approval within sixty days of the date of the order.

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
•
recruiting an adequate number of suitable patients to participate in a clinical trial on a timely basis;
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

We have not generated any revenue from product sales and our product candidates will require substantial additional investment before they may provide us with any revenue. We had net losses of $90.4 million and $65.5 million for the nine months ended September 30, 2023 and 2022, respectively, and an accumulated deficit of $281.9 million as of September 30, 2023.

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
•
initiate additional nonclinical, clinical or other studies for our product candidates, including any potentially pivotal trials with respect to fosgonimeton for the treatment of mild-to-moderate AD in addition to LIFT-AD, and continue the open label extension of the ACT-AD and LIFT-AD trials;
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

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of September 30, 2023, we had cash, cash equivalents and investments of $172.9 million. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

The amount and timing of our future funding requirements depends on many factors, some of which are outside of our control, including but not limited to:

•
the progress, costs, clinical trial design, results of and timing of our LIFT-AD trial and other clinical trials of fosgonimeton, including for potential additional indications that we are pursuing beyond AD, such as PDD, DLB, and the continuation of the open label extension of the ACT-AD and LIFT-AD trials;
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

In addition, in the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). California has enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The California Privacy Rights Act of 2020 (CPRA), which became operative January 1, 2023, expands the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA and CPRA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. Additionally, numerous other states have proposed or enacted laws addressing privacy and security, including Washington's My Health, My Data Act, and several laws imposing obligations similar to those of the CCPA. The CCPA, CPRA, and other evolving legislation relating to privacy, data protection, and information security may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

Moreover, as of September 30, 2023, the holders of approximately 5.1 million shares of our common stock are eligible to exercise certain rights, subject to various conditions and limitations, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Our directors, executive officers and significant stockholders own a substantial percentage of our common stock, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, significant holders of our outstanding common stock and their respective affiliates beneficially own a substantial amount of our outstanding common stock as of September 30, 2023. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Athira Pharma, Inc.

Date: November 9, 2023	By:	/s/ Mark Litton
Mark Litton
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Andrew Gengos
Andrew Gengos
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)