Form 10-K
period 2023-12-31
Athira Pharma, Inc.
filed 2024-02-22
CIK 1620463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by The Nasdaq Stock Market LLC on such date was approximately $96.3 million. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of February 19, 2024 was 38,326,652.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to stockholders in connection with the 2024 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2023.

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
•
Our development of fosgonimeton may never lead to a marketable drug product.
•
Our approach to targeting neurotrophic factors through the use of small molecules is based on a novel therapeutic approach, which exposes us to unforeseen risks. We have limited data from our Phase 1a/1b and Phase 2 clinical trials to date, and we cannot be certain that future trials will yield data in support of the safety, efficacy and tolerability of our drug candidates.
•
We have concentrated our research and development efforts on the treatment of central and peripheral nervous system, or PNS, degenerative disorders, a field that has seen very limited success in product development.
•
An independent special committee of our board of directors engaged in a review of papers co-authored by our former chief executive officer in connection with her doctoral research at Washington State University, or WSU. The special committee’s findings included that (1) our former chief executive officer altered images in her 2011 doctoral dissertation and at least four research papers that she co-authored while a graduate student at WSU, and published from 2011 to 2014, (2) that we cited challenged research papers in certain communications and applications, and (3) that WSU’s dihexa patent, exclusively licensed to us, incorporated certain of these altered images. WSU has undertaken a review of claims of potential research misconduct involving our former chief executive officer’s doctoral research at WSU. We cannot predict when WSU’s investigation will be completed or what conclusions WSU will reach.
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
•
If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical drug candidates would be adversely affected.
•
We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer, or less expensive than the drug candidates we develop, our commercial opportunities will be negatively impacted.
•
We may expend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.

•
The loss of any of our key personnel could significantly harm our business, results of operations and competitive position.
•
We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
•
We will require substantial additional funding to finance our operations, complete the development and commercialization of fosgonimeton, and develop and commercialize other and future drug candidates. If we are unable to raise this funding when needed, we may be forced to delay, reduce, or eliminate our drug product development programs or other operations.
•
The regulatory approval processes of the U.S. Food and Drug Administration, or FDA, and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our drug candidates, we will not be able to commercialize, or will be delayed in commercializing, our drug candidates, and our ability to generate revenue will be materially impaired.
•
We rely on third parties to conduct our nonclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our drug candidates.
•
Even if approved, our drug candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.
•
We have never commercialized a drug candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize any drug products on our own or together with suitable collaborators.
•
If we experience delays or difficulties in the enrollment or retention of patients in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.
•
Intellectual property discovered or developed through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a manufacturing preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers, which could adversely affect our ability to successfully develop and commercialize our drug products.
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
•
our ability to obtain funding for our operations, including funding necessary to develop and commercialize our drug candidates;
•
the ability of our nonclinical studies and clinical trials to demonstrate safety and efficacy of our drug candidates;
•
the success, cost and timing of our development activities, nonclinical studies and clinical trials;
•
the rate and degree of market acceptance of our drug candidates;
•
the timing or likelihood of regulatory filings and approvals;
•
the potential learnings from our ACT-AD and SHAPE trials and LIFT-AD independent unblinded interim efficacy and futility analysis and their ability to inform and improve future clinical development plans;
•
the potential of LIFT-AD to show clinical benefits of fosgonimeton;
•
the timing and focus of our future clinical trials, and the reporting of data from those trials;
•
our plans relating to commercializing our drug candidates, if approved;
•
our plans and ability to establish sales, marketing and distribution infrastructure to commercialize any drug candidates for which we obtain approval;
•
our ability to attract and retain key managerial, scientific and clinical personnel;
•
our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•
the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
the pricing and reimbursement of our drug candidates, if approved;

•
our reliance on third parties to conduct clinical trials of our drug candidates, and for the manufacture of our drug candidates for nonclinical studies and clinical trials;
•
the success of competing therapies that are or may become available;
•
the beneficial characteristics, safety and efficacy of our drug candidates;
•
regulatory developments in the United States and other jurisdictions;
•
our ability to obtain and maintain regulatory approval of our drug candidates in the United States and other jurisdictions, and any related restrictions, limitations or warnings in the label of any approved drug candidate;
•
future agreements with third parties in connection with the commercialization of our drug candidates;
•
our plans, capacity and capability relating to the further development and manufacturing of our drug candidates, including additional indications for which we may pursue regulatory approval;
•
our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available;
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our drug candidates and technology;
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
•
the size and growth potential of the markets for our drug candidates, if approved for commercial use, and our ability to serve those markets;
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

This report includes our trademarks and registered trademarks, including Athira, Athira Pharma, the Athira logo, and other trademarks, trade names, or service marks of Athira. Each other trademark, trade name or service mark appearing in this report belongs to its holder. Solely for convenience, trademarks, trade names, and service marks referred to in this report are listed without ® or TM symbols, but we will assert, to the fullest extent under applicable law, our or the rights of the applicable licensors to these trademarks, trade names, and service marks.

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

We are a late clinical-stage biopharmaceutical company focused on developing small molecules engineered to restore neuronal health and slow neurodegeneration. Our approach is designed to modulate the neurotrophic hepatocyte growth factor, or HGF, system, that is critical to normal brain function and may play a key role in maintaining the health and functioning of neuronal networks. We believe that by acting on the neurotrophic HGF system and its multiple downstream signaling pathways, we may be able to enhance the body’s natural ability to protect and repair neuronal networks by reducing inflammation, promoting regeneration, and reducing disease-specific protein pathologies, thereby positively impacting the course of disease. We aim to achieve these goals by advancing our pipeline of novel small molecule compounds which are designed to and have exhibited properties in enhancing the neurotrophic HGF system in either the central nervous system, or CNS, by crossing the blood brain barrier, or BBB, or the PNS.

Over time, the body’s innate ability to heal itself deteriorates due to a variety of factors associated with the normal aging process and other internal and external factors leading to various injuries and insults at the cellular and molecular level. In the case of neurodegenerative diseases, where neuronal networks may be damaged due to inflammation, oxidative stress, protein pathologies, excitotoxicity, or synaptic dysfunction, the neurotrophic HGF system function is often reduced, thereby limiting the body’s ability to protect and repair neurodegeneration. Hallmarks of neurodegeneration include neuronal damage, loss of network connectivity, loss of function and, ultimately, disease progression.

Scientific evidence supporting the neurotrophic HGF system as a naturally occurring repair mechanism is backed by over 30 years of research, which includes establishing its multimodal mechanism of action and critical role to healthy nervous system functioning. HGF’s receptor, known as MET, is one of the most stably expressed genes in the adult human brain and is a signature of a healthy, viable nervous system. In Alzheimer’s disease, or AD, neuronal MET expression is reduced in the brains of patients by approximately 25% and 75% in the frontal cortex and hippocampus, respectively. And although evidence supports the HGF/MET signaling system as an attractive target with its multimodal mechanism of action for combating neurodegenerative diseases, it has proven a difficult drug target. There are approved and in-development gene therapy approaches to increase HGF expression beyond normal physiological levels, but these are limited primarily due to challenges with delivery. Athira has chosen a different approach. Athira’s novel approach is to positively modulate the neurotrophic HGF system through our proprietary small molecules.

We have developed and tested preclinically a series of novel small molecule drug candidates, of which three candidates are in, or nearing, clinical phase, that we believe show promising evidence in modulating the neurotrophic HGF system and producing potential multimodal downstream effects. Our pipeline consists of both BBB permeable and peripherally restricted drug candidates for CNS, PNS and other indications. Today, our most advanced drug candidate is fosgonimeton (formerly known as ATH-1017), which is currently being evaluated in a Phase 2/3 clinical trial for mild-to-moderate AD, and has recently completed an exploratory Phase 2 clinical trial for Parkinson’s disease dementia, or PDD, and dementia with Lewy bodies, or DLB. We are also evaluating other drug candidates for the potential treatment of neuropathic pain, amyotrophic lateral sclerosis, or ALS, Parkinson’s disease, or PD, and other neurodegenerative diseases. For example, ATH-1020 completed a Phase 1 single ascending dose, or SAD, evaluation in healthy volunteers and is under consideration for further testing in neuropathic pain and/or neurodegenerative diseases and we expect to submit an Investigational New Drug, or IND, application for ATH-1105 in ALS and initiate a Phase 1 clinical trial in the first half of 2024.

Our Pipeline

Figure 1 below illustrates the current development stage of our proprietary drug candidates and early discovery and development programs. Our pipeline consists of both BBB permeable and peripherally restricted drug candidates for CNS, PNS and other indications. In addition, we are exploring the use of our proprietary ATH compounds in additional indications in the CNS and PNS as we aim to improve neuronal health in multiple neurodegenerative diseases. Our drug discovery efforts are focused on designing and testing new early compounds to enhance the neurotrophic HGF system for a variety of clinical applications.

Figure 1. Summary of Our Preclinical and Clinical ATH Programs.

Fosgonimeton (ATH-1017)

Our lead drug candidate, fosgonimeton, is a potentially first-in-class small molecule designed to positively modulate the neurotrophic HGF system for potential treatment of CNS disorders.

Alzheimer’s Disease

The effects of fosgonimeton in its primary target indication, AD, are currently being evaluated in multiple clinical trials:

•
In vitro studies in primary neuron cultures with fosgonimeton active metabolite, or fosgo-AM, showed enhanced synaptogenesis and neurite outgrowth, supporting the neurotrophic effects of positively modulating the neurotrophic HGF system. Treatment of primary neuron cultures with fosgo-AM prevented neuron death when exposed to several neurotoxic insults, supporting the neuroprotective effects of positively modulating the neurotrophic HGF system. In an animal model of cognitive deficit and dementia, treatment with fosgo-AM rescued this cognitive impairment. In a separate inflammation-induced animal model of cognitive impairment, fosgonimeton also reversed cognitive deficits. These study results were published in Neurotherapeutics in December 2022 and support the therapeutic potential of fosgonimeton to promote neuroprotective and anti-inflammatory effects and procognitive benefits in animal models of dementia.

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
•
LIFT-AD is a randomized, double-blind, placebo-controlled, parallel-group 26-week Phase 2/3 clinical trial with fosgonimeton for the treatment of mild-to-moderate AD. In September 2020, we began site initiation and patient screening for LIFT-AD. The primary endpoint for the Phase 2/3 LIFT-AD trial will be measured by the Global Statistical Test, or GST, which is a composite score that combines the scores from cognition (Alzheimer's Disease Assessment Scale-Cognitive Subscale, or ADAS-Cog11), and function (Alzheimer’s Disease Cooperative Study-Activities of Daily Living, or ADCS-ADL23). Guided by the results from the completed exploratory ACT-AD Phase 2 trial, in September 2022, we proactively amended LIFT-AD to focus on participants not on background AChEIs. In October 2022, we announced that following an unblinded interim efficacy and futility analysis, an independent data monitoring committee, or DMC, recommended continuation of the LIFT-AD trial. The committee also determined that, with the additional enrollment of fewer than 150 participants for a total enrollment of less than 300 participants without background AChEIs, the amended trial will be well powered for the primary endpoint given the preliminary effect size observed. In May 2023, we further amended LIFT-AD to focus on 40 mg dosing, which we have selected for further development and as the potential dose for regulatory approval of fosgonimeton in this indication. This selection was based on a review of the totality of the preclinical and clinical data, biomarker results, observations from the open label extension study and in consultation with independent regulatory and biostatistical consultants based on patients treated with 40 mg fosgonimeton without concomitant AChEIs. In January 2024 we announced the completion of enrollment with a total of approximately 315 patients randomized. We expect to report topline LIFT-AD results in the second half of 2024. In July 2023, we completed an end of Phase 2 meeting with the FDA to gain alignment on our plans for the continued clinical development of fosgonimeton as a treatment for mild-to-moderate AD. During this meeting we provided an update and discussed with the FDA the ongoing LIFT-AD trial, including use of the 40 mg dose, concomitant AChEIs use, biomarker analyses including neurofilament light chain, or NfL, and the statistical analysis plan, or SAP. The FDA noted the importance of showing effects on both cognition (ADAS-Cog11) and function (ADCS-ADL23) in the trial population. The FDA is open to ongoing dialogue with us regarding the LIFT-AD trial once completed as well as other aspects of our program to develop fosgonimeton as a potential treatment for mild-to-moderate AD.

•
In July 2021, we announced that we are enrolling participants into a 26-week open-label extension trial*, or OLEX*, for our LIFT-AD and ACT-AD clinical trials, allowing us to collect up to a total of one year of safety data with fosgonimeton. In May 2022, we announced that we extended the 26-week OLEX for our LIFT-AD and ACT-AD clinical trials for an additional 12 months, enabling eligible participants who have completed either trial and elect to participate in the ongoing OLEX to receive up to 18 months of open-label treatment with fosgonimeton. In May 2023, we amended the OLEX to further extend the trial by an additional 12 months. Eligible participants who have completed the LIFT-AD or ACT-AD trials and elect to participate in the ongoing OLEX may now receive up to 30 months of open-label treatment, which allows us to collect up to 36 months total of long-term exposure data.

*The ACT-AD trial and the related OLEX for ACT-AD participants have been supported by a grant from the National Institute on Aging of the National Institutes of Health under Award Number R01AG06268. The information presented is solely the responsibility of Athira and does not necessarily represent the official views of the National Institutes of Health.

Parkinson’s Disease

In PD-relevant cellular and animal models, treatment with fosgonimeton or fosgo-AM resulted in significant neuroprotective and neurotrophic effects as well as improvements in motor function. Fosgo-AM significantly protected against neurotoxic insults and reduced PD-related toxic protein (α-synuclein) aggregation in neuron-based models of disease. Neurotrophic effects, with or without neurotoxic insults, were significantly enhanced following fosgo-AM treatment. Cellular effects translated to improvements in motor function in an animal model, including improved coordination, balance and strength. These data were presented at the Society for Neuroscience Annual Conference in November 2022, the American Society for Experimental Neurotherapeutics Annual Meeting in March 2023, and at the AD/PD Conference in March 2023.

In December 2023, we announced the completion of the 28-patient exploratory Phase 2 SHAPE trial, which tested 40 and 70 mg fosgonimeton doses versus placebo in PDD and DLB. The primary endpoint of the trial, a composite score of the change in ERP P300 latency and cognitive assessment (ADAS-Cog13), was not met by protocoled analysis compared with placebo. Directionally positive results were observed for the 40 mg fosgonimeton dose group with improvements in cognitive, functional and biomarker measurements. In particular, the five patients in the modified intent to treat (mITT) population treated with fosgonimeton 40 mg once daily saw improvement in ADAS-Cog13 individually, and collectively improved compared with placebo (n=7 mITT, one-sided p=0.0321). Results for patients in the 70 mg dose group were inconsistent.

ATH-1105

ATH-1105 is a novel, orally available, next generation, small molecule drug candidate designed to positively modulate the neurotrophic HGF system.

Amyotrophic Lateral Sclerosis

In preclinical models of ALS, treatment with ATH-1105 resulted in improvements in motor neuron survival and function. In vitro, ATH-1105 treatment protected spinal motor neurons from glutamate toxicity and prevented accumulation of toxic protein aggregates. In a preclinical mouse model of ALS, treatment with ATH-1105 significantly prevented loss of body weight, and improved motor function including balance, coordination and muscle strength. We additionally reported that treatment with ATH-1105 significantly improved electrophysiological measures of functional nerve signaling and protected against motor neuron axon degeneration and demyelination. ATH-1105 treatment also significantly reduced biomarkers of inflammation and neurodegeneration and prolonged survival. Study results were presented at the Motor Neurone Disease Association International Symposium in December 2022 and 2023. Weight loss, motor deficits, inflammation, loss of functional nerve signaling, and motor neurondegeneration and demyelination are all hallmarks of ALS disease; treatment with ATH-1105 significantly improved all of these aspects in the preclinical models tested. We expect to submit our IND application for ATH-1105 and initiate a Phase 1 clinical trial in the first half of 2024.

ATH-1020

ATH-1020 is a novel, orally available, next generation, small molecule drug candidate designed to positively modulate the neurotrophic HGF system. We filed an IND application with the FDA for ATH-1020 at the end of 2021 and received notice of acceptance in January 2022. This compound was originally assessed for neuropsychiatric indications in preclinical models as presented at the American Society for Experimental Therapeutics Annual Conference in February 2022.

Neuropathic Pain

In preclinical models of diabetic neuropathic pain, we demonstrated significant improvements in two aspects of disease that are prominent symptoms in people suffering from neuropathic pain: increased sensitivity to mechanical and thermal stimulation. The significant improvements in neuropathic pain were partially sustained after seven days of not receiving ATH-1020, suggesting persistent and potentially disease-modifying effects. Data from these studies were presented at the Society for Neuroscience Annual Conference in November 2022 and the American Society for Experimental Neurotherapeutics in March 2023. We have completed the SAD escalation portion of our Phase 1 trial, in which ATH-1020 demonstrated a favorable safety profile and which was well-tolerated in healthy volunteers. We plan to evaluate options with this compound and will consider its advancement in relation to other opportunities and resources.

Early Compounds

In addition to the compounds described above, we have several other compounds in preclinical discovery and development for neurodegenerative diseases and other indications where we believe positive modulation of the neurotrophic HGF system may have therapeutic potential.

Upcoming Pipeline Milestones

•
For AD, we anticipate reporting topline data for our Phase 2/3 LIFT-AD trial in the second half of 2024. At the end of 2023, our ongoing OLEX trial for completers of ACT-AD and LIFT-AD had a greater than 85% participation rate. As with any voluntary clinical trial, participant dropout in the OLEX has also been observed. In 2024, we anticipate continuation of the OLEX trial and continued collection of long-term fosgonimeton safety data.
•
We plan to file an IND application and initiate first-in-human studies of ATH-1105 as a treatment for ALS in the first half of 2024.

Our Strategy

Our strategic imperative and responsibility to people with neurological diseases is to advance our pipeline of small molecule drug candidates designed to target and enhance this naturally occurring repair mechanism to help build, restore, and maintain healthy neuronal connections. The multimodal mechanism of action of the neurotrophic HGF system has the potential to address complex multifactorial neurological diseases. We are encouraged by the scientific evidence we have generated thus far and will continue adding to the scientific foundation behind this neuroprotective and reparative approach with the potential to transform the treatment paradigm and provide meaningful therapeutic options for AD, PD, ALS, neuropathic pain, and other neurodegenerative diseases and neurological disorders, where limited effective options exist today. Key aspects of our business strategy to achieve these goals are to:

•
Advance fosgonimeton through clinical development for mild-to-moderate AD. We believe fosgonimeton has the potential to rapidly improve cognition and function to help improve the lives of the millions of people suffering from AD who currently have limited therapeutic options. We initiated both the exploratory Phase 2 ACT-AD trial and the ongoing Phase 2/3 LIFT-AD trial in 2020 and have applied learnings from the completed ACT-AD trial to help inform the LIFT-AD trial. The topline results for our ACT-AD trial were announced in June 2022 and are discussed in further detail in the section of this Annual Report on Form 10-K titled “Business—Our Pipeline.” While the primary and secondary endpoints were not achieved, encouraging results from our post hoc analyses of a subgroup in the ACT-AD trial informed our decision to proactively amend LIFT-AD to focus on participants not on background AChEIs and the independent unblinded interim analysis further supported our decision. We announced completed enrollment for the LIFT-AD trial in January 2024 and anticipate reporting topline data in the second half of 2024.
•
Expand the development of fosgonimeton to maximize opportunities in AD. We are developing fosgonimeton as a treatment for mild-to-moderate AD, but over time we aim to expand development of fosgonimeton to cover more stages of AD, either delivered alone or in combination with other approved therapies.
•
Advance innovative research to expand and develop our ATH pipeline of small molecule drug candidates. Our strategy is to advance drug candidates that show both strong pharmacokinetics and pharmacodynamics, or PK/PD, translation and early predictive clinical data. We plan to continue growing our discovery organization across neurological disorders in general, but with a near-term focus on neurodegenerative diseases, by building upon the strong foundational knowledge of our ATH positive modulators and enhancing the multimodal mechanism of action through the neurotrophic HGF system. It is our goal to advance our pipeline of next generation ATH positive modulators, designed to enhance the body’s naturally occurring repair mechanism. With several drug candidates in development, we will prioritize development to potentially address a wide range of clinical applications ranging from CNS and PNS diseases to other indications. Our ATH-1105 program targeting ALS is our next priority beyond fosgonimeton, with an IND application and first-in-human studies expected to be initiated in the first half of 2024.
•
Optimize the value of fosgonimeton and next-generation positive modulators of the neurotrophic HGF system in major markets. We own worldwide rights to fosgonimeton as well as our pipeline of next generation, proprietary small molecule drug candidates. We plan to develop and pursue approval of fosgonimeton and other future drug candidates across major markets. Where appropriate, we may use strategic collaborations or partnerships to accelerate development and maximize the commercial potential of our programs.

Mechanism of Disease

Causes of neurodegenerative diseases are not fully understood as these diseases are complex with several contributing factors including inflammation, oxidative stress, neurotoxicity, excitotoxicity, synaptic dysfunction, and protein pathologies that ultimately lead to neuronal damage, neuronal network degeneration and a decline in function. Intrinsic to these diseases is the disruption of a healthy neuronal network that can be overcome and repaired or maintained when the body’s natural repair mechanisms are intact. However, a loss of or reduction in ability of the body to repair itself can lead to dysregulation that then manifests as symptoms and overall functional decline. One such naturally occurring repair mechanism is the neurotrophic HGF system.

Scientific evidence supporting the neurotrophic HGF system as a naturally occurring repair mechanism is backed by over 30 years of research. MET is one of the most stably expressed genes in the adult human brain and is a signature of a healthy, viable nervous system, In AD, neuronal MET expression is reduced in the brains of participants by approximately 25% and 75% in the frontal cortex and hippocampus, respectively. And although evidence supports the neurotrophic HGF system as an attractive target for combating neurodegenerative diseases with its multimodal mechanism of action, it has proven a difficult drug target. There are approved and in-development gene therapy approaches to increase HGF expression beyond normal physiological levels, but these are limited as potentially viable treatment options for neurological disorders due to more invasive delivery requirements, such as intrathecal or intravenous, or locally restricted to the periphery, such as via intramuscular routes of administration.

To date, drug developers have been deploying approaches that typically address only a single factor of the cascade of pathologies that lead to neurodegeneration, yet translating early successful results to meaningful clinical benefit has been mixed if not elusive. We believe that to address such complex and multifactorial diseases requires a novel multimodal approach, such as targeting the neurotrophic HGF system through non-invasive or minimally invasive small molecules that enhance innate levels of HGF system activation to protect and repair neuronal networks.

Mechanism of Action

We have developed a pipeline of proprietary small molecule compounds, or ATH positive modulators, designed to enhance the neurotrophic HGF system and promote its neuroprotective, neurotrophic and anti-inflammatory effects, including protection of neurons from a variety of insults. Our novel small molecules are designed to cross the blood-brain barrier for CNS disorders or remain in the periphery for PNS and other indications, and mechanistically produce a series of multimodal effects that support their therapeutic promise to: reduce inflammation, promote regeneration, provide neuroprotection, and, ultimately, slow disease progression.

Figure 2 below illustrates the hypothesized mechanism of action of ATH positive modulators and the cellular disease state where diseased neurons generate a biomarker of neurodegeneration, NfL, as well as other signature markers of neuronal damage. Contributing to a diseased neuron are also proinflammatory cytokines produced by activated microglia. In the treated neuron state where ATH positive modulators are designed to enhance HGF/MET signaling to promote neuroprotective and neurotrophic pathways, reduced neuron degeneration and NfL production occur while the treated glia show reduced activation and production of proinflammatory cytokines, illustrating the potential reduction in neurodegeneration and inhibition of neuroinflammation through the enhancement of the neurotrophic HGF system.

Figure 2. Hypothesized Mechanism of Action of ATH Positive Modulators.

ATH Positive Modulators
HGF
MET Receptors
Diseased Neuron
Treated Neuron
Cytokines
NfL
Activated Microglia
Positive modulation of HGF/MET on the neuron activates neuroprotective and neurotrophic pathways
Treated Glia
Positive modulation of HGF/MET on the glia inhibits neuroinflammation

As ATH positive modulators interact with the HGF system, neurotrophic and neuroprotective pathways are activated downstream, including the activation of the extracellular-signal regulated kinase, or ERK and protein kinase B, or AKT pathways, which play critical roles in protecting neurons from damage and death, including from oxidative stress, excitotoxicity, and apoptosis. Figure 3 below shows cell culture data demonstrating that one of the key mechanisms of action of ATH positive modulators is through activation of ERK and AKT via MET activation.

Figure 3. Enhancement of HGF/MET by Fosgo-AM Activates ERK and AKT Signaling Pathways.

Data presented as mean + SEM. Statistics applied: One-way ANOVA with Tukey’s multiple comparisons.

** p<0.01; *** p<0.001 vs. HGF only.

AKT, protein kinase B; ERK, extracellular-signal regulated kinase; Fosgo-AM, fosgonimeton active metabolite; GSK3b, glycogen synthase kinase-3 beta; HGF, hepatocyte growth factor.

Positively modulating the neurotrophic HGF system promotes its multimodal effects, which we believe can potentially address the complex pathology in neurodegenerative diseases. These positive multimodal effects taken together may lead to improvement in function. Figure 4 below illustrates the therapeutic potential of enhancing the neurotrophic HGF system to protect and repair neurons.

Figure 4. ATH Compounds are Designed to Protect and Repair Neuronal Networks.

REPAIR
PROTECT
Improves function
Anti-inflammatory
HGF
ATH
Positive Modulators
MET
P
P
Neurotrophic
ERK
AKT
GSK3β
Reduces protein pathology
Neuroprotective

Fosgonimeton

Fosgonimeton is being assessed in multiple preclinical and clinical studies of neurodegenerative diseases, including AD and PD.

Fosgonimeton for AD - Clinical Trials and FDA Interaction

Phase 1 Clinical Trial

The IND application for fosgonimeton in AD was submitted in September 2017. Since then, we have completed our Phase 1 clinical trial, which enrolled a total of 88 participants, including 48 healthy young male participants (mean age = 33.4 ± 6.3), 29 healthy elderly participants (mean age = 63.8 ± 4.0; 14 male, 15 female), and 11 AD participants (mean age = 69.2 ± 7.1; 5 male, 6 female, median [range] Mini-Mental State Exam, or MMSE, = 20 [5–29]) was completed in 2019. In both the SAD and multiple ascending dose, or MAD, parts of the trial, fosgonimeton was well tolerated, without serious adverse events. All participants were randomly assigned to active and control groups. Findings from the Phase 1 trial provided safety data, as well as translational and supportive evidence in the form of quantitative electroencephalography, or qEEG, measures to evaluate effects of fosgonimeton on brain activity in study participants. Results from qEEG measures demonstrated fosgonimeton crossing the BBB and improving brain network activity by significantly improved ERP P300 latency, a measure of working memory processing speed, over 8-days. Trial results were published in the Journal of Alzheimer’s Disease in April 2022, and helped inform the study design of our exploratory Phase 2 ACT-AD and Phase 2/3 LIFT-AD trials.

Phase 2 ACT-AD Trial*

ACT-AD was a randomized, double-blind, placebo-controlled, parallel-group 26-week trial evaluating fosgonimeton in participants with mild-to-moderate AD. The trial enrolled 77 participants in the United States and Australia (age 55 to 85 years, MMSE score of 14-24 and Clinical Dementia Rating, or CDR, scale global score of 1 or 2). Participants were allowed to continue receiving background AChEIs; 60% remained on stable doses of AChEIs and 40% were not receiving AChEIs during the study. Participants were randomized 1:1:1 to receive placebo or fosgonimeton at either 40 mg/day or 70 mg/day. The primary endpoint for ACT-AD was ERP P300 latency, a measure of working memory processing speed, measured by change from baseline, or CFB, averaged over Weeks 12, 16, 20, and 26. Secondary endpoints included correlation of CFB in ERP P300 latency with a composite score of cognition and executive memory defined by ADAS-Cog11, and the Controlled Oral Word Association Test, or COWAT; various composite scores of clinical assessments as measured by the GST, Alzheimer’s Disease Cooperative Study-Clinical Global Impression of Change, or ADCS-CGIC, a measure of global clinical change; and ADCS-ADL23, a measure of functional change as well as measures of caregiver burden, quality of life, resource utilization, and psychiatric symptoms. Plasma samples were also bio banked for future analysis. Safety data was evaluated throughout.

ACT-AD was completed in 2022; topline data was reported in June 2022, later presented at the Alzheimer’s Association International Conference in August 2022, and in early 2023 was finalized. The finalized data show some numerical differences from the previously reported preliminary topline data, which we had reported were not statistically significant (n.s.). As reported previously, we did not meet the primary endpoint of a statistically significant change in ERP P300 latency by protocoled analysis nor did we meet the secondary endpoints. However, the data showed a numerical improvement in the functional measure of ADCS-ADL23, which evaluates participants’ activities of daily living as assessed by their caregivers, compared to placebo at 26 weeks (41% or +1.7 points improvement, n.s.). Although not statistically significant, a post hoc analysis of results from ACT-AD in a pre-specified subgroup suggested positive effects on measures of working memory processing speed and cognition, plus improvements in plasma biomarkers of neurodegeneration, inflammation and AD-specific protein pathologies in participants taking fosgonimeton alone without background AChEIs. All data and analyses presented are from pooled 40mg and 70mg of fosgonimeton. During the ACT-AD trial, fosgonimeton, at either dose, was generally well tolerated with a favorable safety profile, and there were no treatment related serious adverse events or deaths observed.

In participants treated with fosgonimeton alone, a potentially beneficial change in ERP P300 latency (-28 milliseconds, n.s.), as well as cognitive improvement, as measured by ADAS-Cog11 (74% or -3.0 points, n.s.), compared with placebo at 26 weeks was observed post hoc (Figure 5).

Figure 5. Treatment with Fosgonimeton Results in Consistent Directional Improvements in Working Memory Processing Speed and Cognition.

Data from ACT-AD were additionally analyzed post hoc for effects across plasma biomarkers in participants treated with fosgonimeton without background AChEIs. In concert with the multimodal mechanism of action, targeting the neurotrophic HGF system with fosgonimeton resulted in directional improvements across plasma biomarkers of inflammation and AD-specific protein pathologies, and a statistically significant improvement in neurodegeneration, all of which are pending further analysis and clinical investigation in our ongoing Phase 2/3 LIFT-AD clinical trial.

Figure 6 below shows that treatment with fosgonimeton appears to improve neuroinflammation in mild-to-moderate AD as measured by glial fibrillary acidic protein, or GFAP, and chitinase-3-like protein 1, or YKL-40. The observed nominal GFAP improvement and statistical trend in YKL-40 improvement, plus the magnitude of decrease below baseline for those on active treatment is encouraging in this continuously progressive condition and indicates the translation of the anti-inflammatory effects of fosgonimeton.

Figure 6. Treatment with Fosgonimeton Appears to Improve Neuroinflammation.

Treatment with fosgonimeton additionally resulted in a statistical trend and directional improvements in plasma biomarkers of AD-specific protein pathologies, Aβ and pTau, respectively. The changes observed, as shown in Figure 7, continue to support the relevance of targeting the neurotrophic HGF system and its relevance to AD, with a potentially disease-modifying effect by impacting these protein pathologies.

Figure 7. Treatment with Fosgonimeton Induces Directional Improvements in Protein Hallmarks of AD.

Supportive of the potentially neuroprotective mechanism of action of the neurotrophic HGF system, treatment with fosgonimeton showed a statistically significant improvement in NfL (an objective marker of neurodegeneration) levels, even to the extent of improvement below baseline (Figure 8). This decrease of NfL below baseline levels (-6.49 pg/mL, p=0.0241), is suggestive of repair in this continuously progressive condition.

Figure 8. Treatment with Fosgonimeton Shows Neuroprotective Effects.

With the potential of fosgonimeton to be both neuroprotective and anti-inflammatory for AD, we assessed the relevance or predictive value of these biomarkers potentially translating to clinical effects. A correlation analysis of NfL and GFAP with the GST, a composite endpoint of cognition (ADAS-Cog11), and function (ADCS-ADL23), and the primary endpoint of our ongoing Phase 2/3 LIFT-AD trial was performed. In Figure 9, scatterplots from the full ACT-AD trial population are shown with the CFB in the GST on the Y axis and on the X axis, CFB in NfL on the left and GFAP on the right, respectively. From this analysis, we showed the statistically significant correlation between clinical and plasma biomarker improvements, and despite the limited trial size, these data support the interpretation of the clinical results.

Figure 9. Decreases in Disease-State Biomarkers Significantly Correlate with Improvements in Cognitive and Functional Measures.

The consistent clinical effects and plasma biomarker data from this exploratory Phase 2 ACT-AD trial clinical effects and plasma biomarkers continue to support the multimodal mechanism of action by enhancing the neurotrophic HGF system through fosgonimeton and suggests that fosgonimeton may have potential benefit for Alzheimer’s patients.

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

An independent DMC consisting of one neurologist and two biostatisticians, performed an unblinded efficacy and futility interim analysis using a 2011 published method by Mehta and Pocock. This adaptive method enables a sample-size re-estimation using actual observed interim data based on our co-key secondary endpoints, ADAS-Cog11 and ADCS-ADL23, which these two endpoints inform our primary endpoint, GST.

Pre-specified constraints were protocolled in the interim SAP which consisted of a sample size range with a maximum enrollment limit, and a minimum target power. The formal efficacy analysis was then based on approximately 100 completers at week 26 (end of the double-blind treatment period) without background AChEIs. The primary analysis used was a mixed model for repeated measures, or MMRM, to compare the CFB in the GST between fosgonimeton treatment and placebo. Two potential outcomes were also pre-specified: 1) to stop the study for futility or 2) to continue the enrollment within the pre-specified range to achieve an adequate target power for the primary endpoint.

Following this interim analysis, the DMC recommended to “continue LIFT-AD study” and also determined that, with the additional enrollment of fewer than 150 participants for a total enrollment of less than 300 participants without background AChEIs, the study will be well-powered for the primary endpoint given the preliminary effect size observed.

Figure 10 below shows the pre-specified decision framework and potential outcomes for the primary GST composite endpoint of cognition (ADAS-Cog11) and function (ADCS-ADL23). The shaded area in grey was pre-determined as the futility zone where the recommended sample size would exceed Athira's pre-specified maximum and shaded in green are the GST combinations resulting in a recommendation from the DMC to continue the study.

Figure 10. Independent DMC Recommends to Continue LIFT-AD after Unblinded Interim Analysis Using a Published Methodology and Pre-Specified Decision Framework.

Conducted by DMC: Chair neurologist (MD) and two biostatisticians (PhD); 1Primary endpoint is the global statistical test, an unweighted composite of ADAS-Cog11 and ADCS-ADL23. AD, Alzheimer’s disease; ADAS-Cog11, Alzheimer’s Disease Assessment Scale–Cognitive Subscale; ADCS-ADL23, Alzheimer’s Disease Cooperative Study–Activities of Daily Living; DMC, data monitoring committee.

The results from the DMC unblinded analysis give us confidence in a potentially positive outcome for LIFT-AD. Stringent evaluation criteria were applied based on validated and clinically meaningful cognitive and functional outcomes, which support the potential clinical benefits and underscores the rationale for continued development of fosgonimeton.

In May 2023, we amended the LIFT-AD trial to focus ongoing enrollment and the primary analysis on the 40 mg dose versus placebo. Enrollment of the 70 mg arm of the trial was discontinued. The dose selection was based on a review of the totality of the data across preclinical and clinical studies, observations from the OLEX and in consultation with independent regulatory and biostatistical experts based on patients treated with 40 mg fosgonimeton without concomitant AChEIs.

In July 2023, we completed an end of Phase 2 meeting with the FDA to gain alignment on our plans for the continued clinical development of fosgonimeton as a potential treatment for mild-to-moderate AD. We provided an update and discussed with the FDA the ongoing LIFT-AD trial including use of the 40 mg dose, concomitant AChEI use, biomarker analyses including NfL, and the SAP.

The LIFT-AD trial is ongoing with the completion of enrollment announced in January 2024 and topline data expected in the second half of 2024.

Open Label Extension Trial*

In July 2021, we announced that we are enrolling patients into an optional 26-week OLEX for our LIFT-AD and ACT-AD clinical trials. In May 2022 and again in May 2023, we announced extensions of the 26-week OLEX for our LIFT-AD and ACT-AD clinical trials for a total of 24 additional months. These extensions enable eligible participants who have completed either trial, and elect to participate in the ongoing OLEX, to now receive up to 30 months of open-label treatment with fosgonimeton, which will allow us to collect up to a total of three years of safety data with fosgonimeton. As of year-end 2023, greater than 85% of patients who have completed either study have elected to participate in the OLEX and currently more than 60 patients have continued on OLEX beyond 18 months of investigational treatment.

*The ACT-AD trial and the related OLEX for ACT-AD participants have been supported by a grant from the National Institute on Aging of the National Institutes of Health under Award Number R01AG06268. The information presented is solely the responsibility of Athira and does not necessarily represent the official views of the National Institutes of Health.

Fosgonimeton for PD

In PD-relevant cellular and animal models, treatment with fosgonimeton or fosgo-AM demonstrated significant neuroprotective, neurotrophic and motor function improvements. Data supporting these findings were presented at the Society for Neuroscience Annual Conference in November 2022, the American Society for Experimental Neurotherapeutics Annual Meeting in March 2023, and at the AD/PD Conference in March 2023.

Fosgo-AM significantly protected against neurotoxic insults and minimized PD-related toxic protein buildup in neuron-based models of disease. Figure 11 below shows results from cell models of PD exposed to the neurotoxin rotenone. Tyrosine hydroxylase, or TH+, staining in green identifies dopaminergic neurons, the neurons primarily affected in PD, and α-synuclein staining in red identifies the toxic aggregates found in PD pathology. The leftmost image shows cultures not exposed to rotenone toxin where TH+ dopaminergic neurons are abundant with robust neurites and minimal accumulation of α-synuclein within the cell. In the rightmost image, treatment with fosgo-AM significantly preserved the number of healthy dopaminergic neurons and reduced toxic α-synuclein aggregation in rotenone-toxic conditions, compared to the middle image showing cultures exposed to rotenone but treated with vehicle only. Quantification of fosgo-AM effects on reducing rotenone-induced dopaminergic neuron death and α-synuclein aggregation are shown in the bar charts.

Figure 11. Fosgo-AM Reduces α-synuclein Aggregation and Protects Dopaminergic Neurons from Degeneration Induced by the Neurotoxin Rotenone in Primary Mesencephalic Neurons.

Data presented as mean + SEM. Statistics applied: 1-way ANOVA with Fisher least significant difference test. ***p<0.001 versus Rotenone Control. Scale bar = 100 μm. n=5-6 per group

α-syn; alpha synuclein; fosgo-AM, fosgonimeton active metabolite; TH, tyrosine hydroxylase.

Cellular improvements translated to improvements in motor function in several behavioral assessments, including improved coordination, balance and strength. Figure 12 below are two examples of improved motor function in a 6-hydroxydopamine, or 6-OHDA, rat model of PD, where treatment with fosgonimeton rescues muscular strength in the grip test, balance and coordination deficits in the rotarod test.

Figure 12. Fosgonimeton Rescues Grip Strength and Balance and Coordination Deficits in a Rat Model of PD.

Data presented as means ± SEM. Statistics applied: 2-way ANOVA with Dunnett test. Statistical significance indicated with * represent sham control versus disease control; # represent fosgonimeton versus disease control. For all symbols: *p<0.05; **p<0.01; ***p<0.001; ****p<0.0001 versus disease control.

6-OHDA, 6-hydroxydopamine.

Exploratory Phase 2 SHAPE Trial

The exploratory Phase 2 clinical trial, SHAPE, tested 40 and 70 mg fosgonimeton doses versus placebo in PDD and DLB. The trial enrolled 28 participants and we reported topline results in December 2023. The primary endpoint of the trial, a composite score of the change in ERP P300 latency and cognitive assessment (ADAS-Cog13), was not met by protocoled analysis compared with placebo. Directionally positive results were observed for the 40 mg fosgonimeton dose group with improvements in cognitive, functional and biomarker measurements. In particular (see Figure 13 below), the five patients in the mITT population treated with fosgonimeton 40 mg once daily saw improvement in ADAS-Cog13 individually, and collectively improved compared with placebo (n=7 mITT, one-sided p=0.0321). Results for patients in the 70 mg dose group were inconsistent.

Figure 13. ADAS-Cog13 Score Change from Baseline in mITT Population.

ADAS-Cog13: Alzheimer’s Disease Assessment Scale – Cognitive Subscale 13-item version; CI: Confident Interval; Baseline is defined as the mean of the pre-dose measurements. Multiple efficacy assessments are averaged if they fall at the same visit.

We believe the totality of the preclinical and clinical evidence supports continued testing of neurotrophic HGF system modulators in PD. In the future we will consider how best to progress fosgonimeton or another of our neurotrophic HGF system modulators in clinical testing for this complex disease.

ATH-1105

ATH-1105 Preclinical Evidence for ALS

ATH-1105 is a novel oral small molecule drug candidate being assessed as a potential treatment for ALS. In a spinal motor neuron model, ATH-1105 significantly protected against neuron death by glutamate-induced excitotoxicity, while reducing pathological aggregation of TAR DNA-binding protein 43, or TDP-43. Figure 14 summarizes the data with images of microtubule-associated protein-2, or MAP-2-labeled spinal motor neurons in green, and extranuclear TDP-43 in red. In the control image on the left with no excitotoxic insult (glutamate), there is minimal overlap of MAP-2 neurons with extranuclear TDP-43. When glutamate is applied to the motor neuron cultures, there’s an overall reduction in the number of neurons and increased extranuclear TDP-43 as shown by overlapping red-green staining in the middle image. When cell cultures were treated with ATH-1105, the effect of glutamate-induced excitotoxicity on the overall number of motor neurons and extranuclear TDP-43 protein aggregation was significantly reduced, as seen in the rightmost image and as quantified in the bar graphs.

Figure 14. ATH-1105 is Neuroprotective Against Excitotoxic Insult and Reduces Extranuclear TDP-43 Levels in Spinal Motor Neurons.

Data presented as mean + SEM. Statistics applied: 1-way ANOVA with Fisher least significant difference test. *p<0.05; **p<0.01; ***p<0.001 versus Glutamate Control. Scale bar: 100 µm. n=5-6 per group.

MAP-2, microtubule-associated protein-2; TDP-43, TAR DNA-binding protein 43.

Plasma biomarkers of inflammation and neurodegeneration were significantly reduced following treatment with ATH-1105 in a transgenic TDP-43-driven mouse model of ALS (Figure 15). These results support the anti-inflammatory and neuroprotective effects of ATH-1105 through enhancement of neurotrophic HGF system signaling. In the TDP-43-driven ALS model, significant increases in the proinflammatory cytokines tumor necrosis factor alpha, or TNF-alpha, and interleukin 6, or IL-6, were observed compared to healthy wild-type, or WT, control animals. When ALS-model mice, or ALS mice, were treated with ATH-1105 significant reductions in both TNF-alpha and IL-6 were observed, demonstrating anti-inflammatory activity. Consistent with the neuroprotective effects demonstrated in cell-based models, a significant reduction in plasma levels of the neurodegeneration biomarker, NfL, was observed in ALS mice treated with ATH-1105, which is indicative of neuroprotection.

Figure 15. ATH-1105 Improves Biomarkers of Inflammation and Neurodegeneration in a Mouse Model of ALS.

Graphical representation of plasma IL-6, TNF-α in fold-difference over the WT + vehicle group, and NfL levels in ng/ml at two months of treatment. N=10 per group. Data presented as mean ± SEM. Statistical significance was determined by 1-way ANOVA with the Dunnett’s test versus ALS + vehicle. ****p<0.0001.

ALS, amyotrophic lateral sclerosis; IL-6, interleukin 6; NfL, neurofilament light chain; TNF-α, tumor necrosis factor alpha; WT, wild-type.

Treatment with ATH-1105 in a mouse model of ALS protected against axon degeneration and demyelination as observed from histological examination of cross-sections of the sciatic nerve. Figure 16 below includes an image of the sciatic nerve from a WT healthy control animal, on the left, featuring a large number of large diameter axons surrounded by a consistent and highly regular coating of myelin sheath. In the middle, a sciatic nerve image from an ALS disease control animal is shown, where a marked reduction in the number of axons, a decrease in average axon diameter, and irregular myelination is observed. On the right, when ALS animals are treated with ATH-1105, sciatic nerve integrity is preserved with a greater population of large diameter axons and preservation of regular myelination. Graphs below the images are quantified data showing these effects of ATH-1105 in a mouse model of ALS.

Figure 16. Treatment with ATH-1105 Protected Against Axon Degeneration and Demyelination in a Mouse Model of ALS.

WT + vehicle
ALS + vehicle
ALS + ATH-1105 20 mg/kg
Cross section of sciatic nerve
Number of axons
Number of axons/100 μm²
0
20
40
60
****
****
Axonal diameters
Axonal diameters, μm
0
2
4
6
****
****
Myelin g-ratio
g-ratio
0.0
0.2
0.4
0.6
0.8
****
****
WT + vehicle
ALS + vehicle
ALS + ATH-1105 20 mg/kg

Histology images of sciatic nerve cross-sections stained with toluidine blue to label myelin. Scale is 10 μm (all panels). Graphical representation of the number of axons (per 100 µm2), axonal diameter (in micrometers), and mean of myelin g-ratio, defined as the ratio of the inner axonal diameter to the total axonal diameter, following two months of treatment. Data presented as mean + SEM. Statistical significance was determined by 1-way ANOVA with the Dunnett’s test versus ALS + vehicle. ****p<0.0001.

ALS, amyotrophic lateral sclerosis; WT, wild-type.

Further analyses of electrophysiological and behavioral assessments indicated the protection of the motor neurons with ATH-1105 translated to improved nerve and motor function (Figure 17). Compound muscle action potential, or CMAP, and nerve conduction velocity, or NCV, are two electrophysiological measures of functional nerve signaling. Treatment with ATH-1105 in a mouse model of ALS demonstrated consistent and significant improvements of nerve function compared to ALS disease control animals.

Two examples of motor function improvements are shown by the rotarod, an assessment of balance and coordination, and the grip test, an assessment of strength. ALS disease control animals showed significant motor impairments compared to WT healthy control animals. ATH-1105 treatment in this mouse model of ALS led to significant improvements in both the rotarod and grip tests compared to the vehicle treated ALS disease control animals, demonstrating preservation of motor function. Other motor behavior tests assessing balance, coordination and muscle strength were the balance beam and Kondziela screen tests. Across all motor function measures, significant improvements were seen in ALS animals treated with ATH-1105 compared to ALS animals treated with vehicle.

Figure 17. Treatment with ATH-1105 Improves Nerve and Motor Function in a Mouse Model of ALS.

Graphical representation of CMAP amplitude, NCV, rotarod latency, and grip strength at baseline and after one and two months of treatment. Data presented as mean ± SEM. Statistical significance was determined by 2-way ANOVA with the Dunnett’s test versus ALS + vehicle. **p<0.01; ***p<0.001; ****p<0.0001. N=10 per group.

ALS, amyotrophic lateral sclerosis; CMAP, compound muscle action potential; NCV, nerve conduction velocity; WT, wild-type.

The above study results, depicted in Figure 17, were presented at the American Academy of Neurology, or AAN, in April 2023, and the ALS Drug Development Summit in May 2023.

Treatment with ATH-1105 in a mouse model of ALS extends survival and improves other disease-related measures. Figure 18 below compares ALS mice treated with oral ATH-1105 20 mg/kg once daily in blue with oral vehicle once daily treated ALS mice in red. Mice were treated from one month of age to a humane endpoint maximum of five months of age, for a total of up to four months of treatment. ATH-1105 increased time to first mortality and significantly prolonged survival compared to ALS disease control animals (p=0.0035). ATH-1105 also significantly protected against body weight reduction (p<0.01). These findings were reported at the AAN 2023 Annual Meeting in April 2023.

Figure 18. ATH-1105 Significantly Improved Survival in a Mouse Model of ALS.

Data presented as Kaplan-Meier curve

Statistics applied: Log-rank (Mantel-Cox) test for survival curve comparison, **p<0.01. n=20 mice per group at start

Treatment with ATH-1105 in a mouse model of ALS outperforms treatment with riluzole under the conditions tested in assessments of motor function, nerve function, and in reducing disease-related plasma biomarkers. Figure 19 below compares performance in the grip test of WT mice (grey) and transgenic ALS mice treated daily with vehicle (red), intraperitoneal riluzole 5 mg/kg (green), oral ATH-1105 20 mg/kg (blue), or both ATH-1105 and riluzole (purple). Mice treated with ATH-1105 alone and co-administration of riluzole and ATH-1105 consistently outperformed the vehicle-treated ALS disease control group. In both the ATH-1105 and the co-administration of ATH-1105 and riluzole groups, performance on the test approached that of the WT healthy control group. ATH-1105 treatment outperformed riluzole treatment in tests of motor function including the grip, rotarod, Kondziela screen, and balance beam tests. ATH-1105 also outperformed riluzole in tests of nerve function preservation including CMAP amplitude and NCV. ATH-1105 treatment further reduced plasma levels of IL-6 and TNF-alpha compared to riluzole, which are biomarkers of inflammation. ATH-1105 treatment also more greatly reduced plasma levels of NfL compared to riluzole, which is a biomarker of neurodegeneration. These findings were reported at the Northeast ALS Consortium meeting in October 2023, and the Motor Neurone Disease Association conference in December 2023.

Figure 19. ATH-1105 Preserves Motor and Nerve Function and Reduces Plasma NfL Compared with Riluzole in a Mouse Model of ALS.

Graphical representation of change from baseline following two months of treatment in grip test, CMAP amplitude, and Plasma Nfl. Data presented as mean ± SEM, or box-and-whisker plots

Statistics applied: One-way ANOVA with Dunnett’s test. *p<0.05; **p<0.01; *** p<0.001; **** p<0.0001. n=10 mice per group; Abbreviations: CFB, change from baseline, CMAP, compound muscle action potential, NfL, neurofilament light chain

Clinical Development Plan for ATH-1105 in ALS

Weight loss, motor deficits, inflammatory effects, loss of muscle integrity, nerve degeneration and demyelination are all classical hallmarks of disease in people with ALS; treatment with ATH-1105 significantly improved all of these deficits preclinically. We expect to submit an IND application to the FDA and commence ATH-1105 clinical testing in healthy volunteers in the first half of 2024. In this single ascending dose and multiple ascending dose, or SAD/MAD, Phase 1 trial, we expect to evaluate and establish safety and determine one or more doses for further potential testing in ALS patients.

ATH-1020

ATH-1020 Preclinical Evidence for Neuropathic Pain

ATH-1020 is a novel, orally available, next generation, small molecule drug candidate designed to positively modulate the neurotrophic HGF system. Enhancing HGF/MET signaling promotes neuroprotective, neurotrophic, and anti-inflammatory effects, and as neuropathic pain disorders, including diabetic neuropathy, or DNP, have components of oxidative stress, nerve damage, and inflammation, positive modulation of the HGF/MET pathway may provide therapeutic benefit in these disease areas. Data below were presented at the Society for Neuroscience Annual Conference in November 2022.

This compound was originally assessed for neuropsychiatric indications in preclinical models as presented at the American Society for Experimental Therapeutics Annual Conference in February 2022.

In animal models of DNP hypersensitivity to mechanical and thermal pain are commonly experienced, which are also representative of symptoms in people with neuropathic pain. Shown in Figure 20 below, treatment with ATH-1020 significantly reduced pain behaviors over the testing period compared to DNP controls alone.

Figure 20. Reduced Mechanical and Thermal Pain-Related Behaviors Following ATH-1020 Treatment in a Rat Model of Diabetic Neuropathic Pain.

Data presented as means + SEM. ****p<0.0001 using one-way ANOVA with Dunnett test vs DNP control.

ANOVA, analysis of variance; AUC, area under the curve; DNP, diabetic neuropathic pain; PWL, paw withdrawal latency; PWT, paw withdrawal threshold.

Persistence of reduced pain behaviors following ATH-1020 treatment were assessed after a short-term (23-hour) or a long-term (7-day) washout period. Study results demonstrated that even after short- and long-term washout periods, where no drug is present, the effects of ATH-1020 reduction of pain behaviors remained persistent, suggesting a potential disease modifying effect (Figure 21).

Figure 21. Persistent Pain Reduction after 7-day Washout Following ATH-1020 Treatment.

Data presented as means + SEM. *p<0.05; **p<0.01; ****p<0.0001 using one-way ANOVA with Dunnett test vs DNP control.

ANOVA, analysis of variance; AUC, area under the curve; DNP, diabetic neuropathic pain; PWL, paw withdrawal latency; PWT, paw withdrawal threshold.

ATH-1020 Clinical - Phase 1 Trial in Healthy Volunteers

We filed an IND application with the FDA for ATH-1020 at the end of 2021 and received notice of acceptance in January 2022. In September 2022, we completed the single-ascending dose escalation portion of the Phase 1 trial. ATH-1020 demonstrated a favorable safety profile and was well-tolerated in healthy volunteers. We plan to evaluate options with this drug candidate for future testing in either neuropathic pain or other neurodegenerative diseases.

Market Opportunity

AD and Dementia

We believe fosgonimeton has the potential as a viable treatment option across all stages of AD but is initially being developed for mild-to-moderate stage of disease. Stages of this progressive disorder start with mild cognitive impairment, or MCI, mild AD, moderate AD, and finally severe AD. The AD dementia market, as last reported in 2023, consists of approximately 6.7 million Americans age 65 and older and is projected to reach nearly 13 million by 2050 in the U.S. alone. Worldwide, as many as 55 million people are estimated to have AD and other dementias, and this number is projected to grow to nearly 140 million by 2050. AD may account for an approximate 60-70% of all diagnosed dementia cases, however, with the continued innovation of diagnostic approaches coupled with better understanding of the disease pathology, diagnosis of AD and overall cases could continue to grow.

As shown in Figure 22 below, our initial focus is on mild-to-moderate AD as this stage has been identified where disease may progress rapidly and currently available therapies are few with only modest effects. Currently 81% of all diagnosed cases of AD are mild-to-moderate, and with many new therapies under development targeting earlier stages in AD, this is a highly underserved population with a high unmet need. Fosgonimeton is initially being developed for mild-to-moderate AD, but as we continue to advance fosgonimeton, and with our multimodal mechanism of action, we believe we will have the opportunity to address all stages of AD as well as expand into other dementias.

Figure 22. Significant Opportunity for Fosgonimeton in AD.

Other Target Indications

Our next potential target indications for our small molecule positive modulators include PD, ALS and neuropathic pain. PD is the second most common neurodegenerative disease after AD with a prevalence of nearly one million people and more than 10 million people in the United States and worldwide living with PD, respectively. Growth projections of United States cases of PD are expected to reach 1.2 million in the United States by 2030.

An estimated 16,000 Americans are affected with ALS while global estimates exceed 150,000 (1.9 per 100,000 to 6 per 100,000). Currently, there are only four approved drugs that are specifically indicated for the treatment of ALS, of which none target neurotrophic factor systems with a multimodal mechanism of action with the potential to offer neuroprotective, anti-inflammatory and potentially disease modifying effects.

Potential Commercialization Plan

Fosgonimeton is our proprietary, potentially first-in-class small molecule drug candidate designed to promote the neurotrophic HGF system, which activates neuroprotective, neurotrophic and anti-inflammatory pathways in the CNS, and is initially being developed in mild-to-moderate AD. For this patient population, our commercialization strategy will consider the following key elements:

•
potential first-line therapy;
•
an add-on therapy for patients on existing therapies;
•
a therapeutic option for patients who are not suitable for AChEIs; and
•
a therapeutic option for patients who have stopped AChEIs due to loss of effect or side effects.

We will initially target launching fosgonimeton in the US with plans to expand into the European Union, or EU, and Asian markets as part of our global strategy. Beyond our regional launch plans, and because of our multimodal mechanism of action, we also expect to advance fosgonimeton beyond the mild-to-moderate AD stage into both earlier and later stages of disease.

We aim to establish the potential value of fosgonimeton by demonstrating improvement in cognition, independence, and markers of neurodegeneration, inflammation and AD protein pathology, which could result in improved outcomes and reduced total healthcare costs for this progressive and potentially fatal disease.

Manufacturing

We are focused on the development of small molecule therapeutics which enables us to use well-established and widely available manufacturing processes and infrastructure, formulation compositions, and drug administration technologies or devices. We do not currently operate our own facilities for manufacturing, storing, or distributing our drug candidates. We utilize third-party contract development and manufacturing organizations, or CDMOs, to manufacture and supply our preclinical and clinical materials during the development of our drug candidates. We and various regulatory bodies have audited the CDMOs we contract with, and they have a proven track record of FDA-compliant manufacturing with an infrastructure to support both clinical supplies and subsequent large and commercial scale manufacturing.

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

The final drug product profile is a ready-to-use pre-filled syringe with a clear, non-viscous aqueous solution of fosgonimeton. The syringes utilize materials and components that are readily available commercially. The fosgonimeton drug product has shown extended stability (at least two years) in the proposed prefilled syringe supporting use of the drug product under refrigerated conditions as well as short-term dispensation and at-home storage in ambient conditions. Room temperature short-term storage allows patients to avoid cumbersome storage requirements and reduces overall burden.

We plan to maintain our focus to identify and develop small molecule drug candidates that are expected to have cost-effective manufacturing using third party CDMOs.

We expect to use similar contract resources for commercialization of our drug candidates, at least until our resources and operations are at a scale that potentially justifies investment in internal manufacturing capabilities.

Competition

The biotechnology and biopharmaceuticals industries are characterized by rapid technological advancement, significant competition, and an emphasis on intellectual property. As a late clinical-stage biopharmaceutical company developing small molecules to restore neuronal health and slow neurodegeneration, with our most advanced drug candidate focused on the treatment of AD, we face, and in the future may face, increased competitive pressures from both large and small pharmaceutical companies and from established and emerging biotechnology companies, as well as academic, government, and public and private research institutions. Any drug candidates that we successfully develop and commercialize will compete with current treatments and new treatments that may become available in the future. With the advancement of fosgonimeton as a novel small molecule therapeutic that positively modulates the neurotrophic HGF system, we must consider companies as competitors who are developing other novel approaches, including those that target other neurotrophic systems to address AD and other neurological diseases. Additionally, because fosgonimeton is being advanced as a once daily liquid formulation for subcutaneous delivery, we must also consider as competitors companies developing AD therapies as subcutaneous or other routes of administration, including oral formulations, and dosing frequency.

Because of the range of potential competitors, many of our competitors, alone or with strategic partners, have greater access to financial resources, market presence, and resources and expertise in development, preclinical and clinical testing, manufacturing, commercialization, the regulatory approval process, or marketing and sales than we do. In addition, these same competitors, who may be in a clinical development stage, could also be competing with us for patient recruitment, clinical research organization, and operational resources. These entities also compete with us in the recruitment and retaining of qualified scientific and management personnel, as well as the acquisition of enabling or complementary technologies for advancing fosgonimeton across all competitors. Merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited if our competitors develop and commercialize products that are more effective, safer, more convenient or less expensive than our comparable drug products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our drug candidates. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of other treatments.

The AD market is experiencing a significant transformation where innovation and drug approvals have been limited for nearly 20 years. With the approval of two new monoclonal antibody therapies since 2021 (Biogen’s Aduhelm and Biogen/Eisai’s Leqembi), the potential approval of Eli Lilly's Donanemab this year, and the increased attention on novel approaches to AD, we are focused on strategically positioning ourselves in the evolving landscape to maximize our competitive advantage. Key competitive forces that could potentially affect the success of our drug candidates, if approved, are safety, efficacy, price, adoption, convenience, time-to-market, level of promotional activity, intellectual property protection, and reimbursement likelihood from government and private payors. Despite these forces, we view our competitive advantage in not only our lead drug candidate, fosgonimeton, but also our novel pipeline of therapeutics targeting the neurotrophic HGF system with a focus on overall neuronal health. In particular, the following summarizes certain categories of our potential competition.

Our direct competitors can potentially be viewed through two different lenses – stage of disease and mechanism of action, or MOA. While the AD space has just recently seen two new approvals specifically addressing earlier stages of disease, MCI and mild AD, limited options exist for the mild-to-moderate disease stage. Companies developing therapies for mild-to-moderate AD, such as AB Science, Annovis Bio, Biomed Industries, BioVie Pharma, or Cassava Sciences, may emerge as direct competitors if they are quicker to market, demonstrate superior clinical effects, are safe and offer treatment options to our same initial target patient population.

Monoclonal antibody therapies have been the focus of drug developers over the past several decades, and though the recent approval of Leqembi provides an option for those in early AD, more novel approaches and treatment options are needed. Through the MOA lens, companies developing non-amyloid, non-tau, or NANT, therapies may be direct competitors as well. Companies developing NANT therapies include those targeting other neurotrophic systems such as Alzecure, anti-inflammation such as AB Science, translational inhibitors such as Annovis Bio, and several other companies developing assets with novel targets like Cassava Sciences and BioVie Pharma.

Specific to targeting HGF/MET however, we are not aware of any direct competitors currently developing small molecules targeting the neurotrophic HGF system for neurological conditions. We are aware of several companies developing HGF/MET-directed therapies for other disease indications, including ANG-3777, an HGF mimetic, developed by Angion for the treatment of kidney injury; KP-100, a recombinant HGF protein, developed by Kringle Pharma for acute spinal cord injury and ALS; and Collategene developed by Mitsubishi Tanabe and AnGes as a gene therapy for the treatment of critical limb ischemia. Although ANG-3777 was reported to not have reached primary endpoints for their Phase 2 and 3 trials in 2021, the scientific basis remains unchanged, and the company is evaluating next steps for the program. KP-100 is currently in Phase 3 studies for acute spinal cord injury and Phase 2 studies for ALS. Collategene was launched in Japan in the third quarter of 2019. In addition, we are aware of VM-202, a regenerative plasmid DNA therapy candidate in Phase 3 development by Helixmith for the treatment of diabetic peripheral neuropathy and diabetic foot ulcers. VM-202 is in Phase 2 trials for Claudication and ALS.

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

Intellectual Property

We own or have in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of our drug candidates, including related manufacturing processes and technologies.

As of December 31, 2023, our patent portfolio includes our exclusively owned intellectual property, including one issued U.S. patent, four pending U.S. patent applications, six issued patents in jurisdictions outside of the United States (not including certain European country validations or other registrations), forty-four pending patent applications in jurisdictions outside of the United States, and six pending international patent applications filed under the Patent Cooperation Treaty. The patents and patent applications issued and pending outside the United States are counterparts to the foregoing U.S. patents and patent applications and are generally held in Europe, Canada, Japan, Argentina, Australia, Brazil, China, Hong Kong, India, New Zealand, Singapore, South Africa, South Korea and Taiwan. Our owned patents and patent applications have claims directed to fosgonimeton and our other small molecule drug candidates, including ATH-1020 and ATH-1105, as compositions of matter and methods of use thereof. Our patent portfolio also includes seven issued U.S. patents and nine patents issued in jurisdictions outside of the United States (not including European country validations) that are exclusively licensed to us by WSU. Our in-licensed patents include, among others, claims directed to dihexa, the active metabolite of fosgonimeton, and its use.

Individual patents are in force for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are in force for 20 years from the earliest nonprovisional filing date. In addition, in certain instances, a patent term can be adjusted or extended to recapture a portion of the term effectively lost as a result of the United States Patent and Trademark Office, or USPTO, delay or the FDA regulatory review period (a patent term adjustment or patent term extension, respectively). The restoration period for FDA delay cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest nonprovisional filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent. Our in-licensed issued patents will expire on dates ranging from 2027 to 2035, exclusive of any patent term adjustment or patent term extension. Our owned issued patents will expire in 2037, exclusive of any patent term adjustment or patent term extension. If patents are issued on our owned pending non-provisional patent applications, the resulting patents are projected to expire on dates ranging from 2037 to 2043, exclusive of any patent term adjustment or patent term extension.

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

We seek trademark protection in the United States and in certain other jurisdictions where available and when we deem appropriate. Our trademark portfolio includes issued trademark registrations for Athira Pharma and other pending trademark applications in the United States and internationally.

Our Collaboration and Grant Agreements

Amended and Restated WSU License Agreement

We are party to an amended and restated exclusive license agreement with sublicensing terms with WSU that we entered into in 2015. Under this agreement, we have an exclusive license to make, use, sell, and offer for sale products covered by certain licensed patents, including dihexa, the chemical compound into which fosgonimeton metabolizes following administration.

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

The term of the agreement will continue until the earlier of (1) the date that no valid claim in a licensed patent remains enforceable and (2) payment of earned royalties, once such payments begin, ceases for more than four consecutive calendar quarters. We have not yet commenced payment of royalties to WSU pursuant to the terms of the agreement, since, as of the date of this report, we do not have any approved products with respect to which we may generate revenue. If any of our drug candidates to which the patents relate are approved for commercial sale, our obligations to pay royalties would commence upon net sales of such approved drug candidates and cease no later than the date that no valid claim in a licensed patent remains enforceable. We may terminate this agreement with 90 days’ prior written notice to WSU. WSU may terminate this agreement with 90 days’ prior written notice if we fail to achieve certain performance milestones by the agreed upon dates. WSU may also terminate this agreement with 90 days’ prior written notice (or thirty days’ prior written notice in the case of our failure to make a timely payment owed to WSU) following our failure to conduct certain development activities for two consecutive calendar quarters or upon our material breach of the agreement and our failure to cure any such breach within 90 days of our receipt of notice of such breach from WSU (or within 30 days in the case of our failure to make a timely payment owed to WSU).

National Institutes of Health Grant

In December 2020, we accepted a grant from the National Institute on Aging, or NIA, of the National Institutes of Health, or NIH, to support our ACT-AD Phase 2 clinical trial for fosgonimeton (then-named ATH-1017), our lead drug candidate being developed for the treatment of individuals with mild-to-moderate AD. Under the terms of the agreement and approval received from the NIH, we were awarded an aggregate of $15.2 million, all of which had been received as of December 31, 2023. Post award, we received approval from NIA to use these grant funds to support our open label extension of the ACT-AD trial. As this grant involves federally funded research, per the Bayh-Dole Act of 1980, or the Bayh-Dole Act, we are obligated to (1) report each new invention to the government, (2) decide whether to retain ownership, (3) file for patent protection to retain title, and (4) provide a license to the government to practice the invention. The “march-in” rights provided by the Bayh-Dole Act would apply to new subject matter arising from the use of the NIH funds, but would exclude pre-existing subject matter such as our drug candidates existing prior to the receipt of such grant. We also are expected to commercialize any inventions we file patent protection on for the benefit of public health. For more information see the section of this report titled “Risk Factors—Risks Relating to Our Intellectual Property. Intellectual property discovered or developed through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.”

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of nonclinical laboratory tests, animal studies, and formulation studies in accordance with FDA’s good laboratory practice, or GLP, requirements and other applicable regulations;
•
submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•
approval by an independent institutional review board, or IRB, ethics committee, either centralized or with respect to each clinical site, before each clinical trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug for its intended use;
•
submission to the FDA of a New Drug Application, or NDA, after completion of all pivotal trials;
•
determination by the FDA within 60 days of its receipt of an NDA to accept the filing for substantive review;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice, or cGMP, requirements to ensure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality, and purity, and of selected clinical investigation sites to assess compliance with GCPs; and
•
FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacology, and PK/PD characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

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

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a risk evaluation and mitigation strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use. It could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may offer conditional approval subject to, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

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

Fast track designation, priority review, accelerated approval, and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our drug product candidates as appropriate. On December 29, 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act, or FDORA, was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

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
•
drug product seizure or detention, or refusal to permit the import or export of products;
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

Other Healthcare Laws

Pharmaceutical manufacturers are subject to additional healthcare laws, regulation, and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal anti-kickback, anti-self-referral, false claims, transparency, including the federal Physician Payments Sunshine Act, consumer fraud, pricing reporting, data privacy, data protection, and security laws and regulations as well as similar foreign laws in the jurisdictions outside the U.S. Similar state and local laws and regulations may also restrict business practices in the pharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information; state and local laws which require the tracking of gifts and other remuneration and any transfer of value provided to physicians, other healthcare providers and entities; and state and local laws that require the registration of pharmaceutical sales representatives; and state and local laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by the Health Insurance Portability and Accountability Act of 1996, or HIPAA, thus complicating compliance efforts.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2032 with the exception of a temporary suspension implemented under various novel coronavirus disease, or COVID-19, relief legislation. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several

Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, to review the relationship between pricing and manufacturer patient programs, and to reform government program reimbursement methodologies for pharmaceutical products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, or IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drug candidates if approved.

In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our drug products. It is possible that additional governmental action may be taken to address the COVID-19 pandemic. Furthermore, there has been increased interest by third party payors and governmental authorities in reference to pricing systems and publication of discounts and list prices. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drug candidates.

Employees and Human Capital Resources

As of December 31, 2023, we had 67 employees, 65 of whom were full-time and 45 of whom were engaged in research and development activities. Twenty-five of our employees hold Ph.D. or M.D. degrees. None of our employees is represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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

Risks Relating to Our Business and the Development of Our Drug Candidates

We are a late clinical-stage biopharmaceutical company with a limited operating history.

We are a late clinical-stage biopharmaceutical company focused on developing small molecules engineered to restore neuronal health and slow neurodegeneration. Our limited operating history may make it difficult to evaluate the success of our business. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any drug candidate, manufactured a commercial scale drug candidate, or conducted sales and marketing activities necessary for successful drug candidate commercialization. Our history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by clinical-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to overcome such risks and difficulties successfully. If we do not address these risks and difficulties successfully, our business will suffer.

We may fail to or be unable to design and execute clinical trials to support marketing approval of fosgonimeton or any of our other drug candidates. We cannot be certain that our current or planned clinical trials or any other future clinical trials will be completed on time or be successful. We cannot guarantee that the FDA or foreign regulatory authorities will agree with our study design, protocol or protocol amendments, or statistical plan, or that they will interpret clinical trial results as we do, and more clinical trials could be required before we are able to submit applications seeking approval of our drug candidates. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our drug candidates (including potential confirmatory or Phase 3 registrational trials). Even if regulatory approval is secured for any of our drug candidates, the terms of such approval may limit the scope and use of our drug candidate, which may also limit its commercial potential.

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve a number of objectives.

Our business depends entirely on the successful discovery, development and commercialization of our drug candidates. We have no drug products approved for commercial sale and do not anticipate generating any revenue from drug product sales for the next several years, if ever. Our ability to generate drug product revenue will depend heavily on the successful clinical development and eventual commercialization of fosgonimeton and one or more of our other future drug candidates. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve a number of objectives, including:

•
successful and timely completion of nonclinical and clinical development of our drug candidates and any future drug candidates, as well as the associated costs, including any unforeseen costs;
•
establishing and maintaining relationships with contract research organizations, or CROs, and clinical sites for the clinical development, both in the United States and internationally, of our drug candidates and any future drug candidates;
•
timely submission of application for and receipt of marketing approvals from applicable regulatory authorities for any drug candidates for which we successfully complete clinical development;
•
making any required post-marketing approval commitments to applicable regulatory authorities;
•
developing an efficient and scalable manufacturing process for our drug candidates, including obtaining finished products that are appropriately packaged for sale;
•
establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for drug candidates that we develop, if approved;
•
successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether inhouse or with one or more collaborators;
•
a continued acceptable safety profile following any marketing approval of our drug candidates;
•
commercial acceptance of our drug candidates by patients, the medical community and third-party payors;
•
identifying, assessing and developing new drug candidates;
•
obtaining, maintaining and expanding patent protection, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•
protecting our rights in our intellectual property portfolio;
•
defending against third-party interference or infringement claims, if any;
•
negotiating favorable terms in any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our drug candidates;
•
obtaining coverage and adequate reimbursement by hospitals, government and third-party payors for drug candidates that we develop;
•
addressing any competing therapies and technological and market developments; and
•
attracting, hiring and retaining qualified personnel.

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

We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our drug candidates on a timely or profitable basis, if at all. Changes in the manufacturing process or facilities will require further comparability analysis and approval by the FDA before implementation, which could delay our clinical trials and drug candidate development, and could require additional clinical trials, including bridging studies and potential confirmatory or Phase 3 registrational trials, to demonstrate consistent and continued safety and efficacy.

We have not previously submitted an NDA to the FDA or similar approval filings to a comparable foreign regulatory authority, for any drug candidate. An NDA or other relevant regulatory filing must include extensive nonclinical and clinical data and supporting information to establish that the drug candidate is safe and effective for each desired indication. The NDA or other relevant regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the drug product. We cannot be certain that our current or future drug candidates will be successful in clinical trials. Further, even if they are successful in clinical trials, our drug candidates or any future drug candidates may not receive regulatory approval. If we do not receive regulatory approvals for current or future drug candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a drug candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights, as well as the availability of competitive products, whether there is sufficient third-party reimbursement and adoption by physicians.

Our development of fosgonimeton may never lead to a marketable product.

We are developing fosgonimeton as a small molecule aimed at restoring neuronal health. We have not received regulatory approval for fosgonimeton and cannot be certain that our approach will lead to the development of an approvable or marketable product, alone or in combination with other therapies. The primary and all secondary endpoints of the ACT-AD and SHAPE trials were not met by protocoled analysis. While we are continuing with the LIFT-AD study, we may not succeed in demonstrating safety and efficacy of fosgonimeton in our LIFT-AD trial or in other clinical trials.

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

Our approach to targeting neurotrophic factors through the use of small molecules is based on a novel therapeutic approach, which exposes us to unforeseen risks. We have limited data from our Phase 1a/1b and Phase 2 clinical trials to date, and we cannot be certain that future trials will yield data in support of the safety, efficacy and tolerability of our drug candidates.

We have discovered and are developing a platform of small molecule drug candidates from which we have selected our lead drug candidate, fosgonimeton, which is under development to treat AD, PDD, and DLB. Our drug candidates target an endogenous neurotrophic factor which is expected to protect and repair neuronal networks, which we believe could ultimately result in improvements in clinical outcomes and disease-relevant biomarkers. The therapeutic promise of neurotrophic factors in neurodegenerative diseases had been hampered in earlier therapies by the lack of efficient and non-invasive delivery to the CNS. Our small molecule drug candidates are designed to penetrate the BBB and enhance the activity of a neurotrophic factor, but we cannot be certain of the safety and efficacy of our drug candidates in applicable patients or that our clinical trials will provide sufficient evidence that our design approach results in the intended therapeutic effect.

Based on the results of our nonclinical and clinical studies to date, we believe fosgonimeton has the potential to rapidly improve cognition, function and restore the lives of patients suffering from AD. However, these ideas and this approach are novel, and we currently have limited data based on our Phase 1a/b and Phase 2 clinical trials to date.

The primary and all secondary endpoints of our Phase 2 ACT-AD clinical trial in AD were not met by protocoled analysis. A subsequent post hoc analysis of the data in a pre-specified subgroup from patients on fosgonimeton without background therapy, or AChEIs, showed a meaningful, but not statistically significant, improvement in both ERP P300 latency and cognitive performance compared to placebo at 26 weeks. Although post hoc analyses cannot be used to establish efficacy, these analyses can be helpful in informing the design of current and future clinical studies. Following an unblinded interim efficacy and futility analysis, an independent DMC recommended continuation of the LIFT-AD study of fosgonimeton in patients with mild-to-moderate AD. The committee also determined that, with the additional enrollment of fewer than 150 patients for a total enrollment of less than 300 patients without background therapy (AChEIs), the study will be well powered for the primary endpoint given the preliminary effect size observed. There is no assurance that the amendments to our ongoing LIFT-AD trial based on our findings from the ACT-AD trial and our interim analyses will ultimately result in a successful trial. For example, our biomarker data may not translate into a statistically significant clinical benefit, the FDA may not agree with our statistical plan or analyses, or the trial may not be sufficiently powered for our endpoint measures.

In addition, the primary endpoint of our Phase 2 SHAPE clinical trial in PDD and DLB was not met by protocoled analysis. Directionally positive results were observed for the 40 mg fosgonimeton dose group with improvements in cognitive, functional and biomarker measurements. In particular, the five patients in the mITT population treated with fosgonimeton 40 mg once daily saw improvement in ADAS-Cog13 individually, and collectively improved compared with placebo (n=7 mITT, one-sided p=0.0321). Results for patients in the 70 mg dose group were inconsistent.

Data from our Phase 1a/1b and Phase 2 clinical trials to date were obtained from a relatively small number of subjects and we cannot be certain that future trials involving a larger number of subjects and clinical sites will yield data in support of the safety, efficacy and tolerability of our drug candidates. We may ultimately discover that fosgonimeton, or any of our other small molecules, do not possess certain properties required for therapeutic effectiveness. We have limited evidence regarding the efficacy, safety and tolerability of fosgonimeton and other small molecules in our drug product platform. We may spend substantial funds attempting to develop these drug candidates and never succeed in doing so.

We have concentrated our research and development efforts on the treatment of central and peripheral nervous system degenerative disorders, a field that has seen very limited success in product development.

We have focused our research and development efforts on addressing CNS and PNS degenerative disorders. Collectively, efforts by pharmaceutical companies in the field of CNS and peripheral degenerative disorders have seen very limited successes in product development. The development of CNS therapies presents unique challenges, including an imperfect understanding of the biology, the presence of the BBB that can restrict the flow of drugs to the brain, a frequent lack of translatability of preclinical study results in subsequent clinical trials and dose selection, and the product candidate having an effect that may be too small to be detected using the outcome measures selected in clinical trials or if the outcomes measured do not reach statistical significance. There are few effective therapeutic options available for patients with AD and other CNS or peripheral disorders. Our future success is highly dependent on the successful development of our technology and our drug candidates for treating CNS and peripheral disorders. Developing and, if approved, commercializing our drug candidates for treatment of CNS and peripheral disorders subjects us to a number of challenges, including ensuring that we have selected the optimal doses, executing an appropriate clinical trial to test for efficacy and obtaining regulatory approval from the FDA and other regulatory authorities.

An independent special committee of our board of directors engaged in a review of papers co-authored by our former chief executive officer in connection with her doctoral research at WSU. The special committee’s findings included that (1) our former chief executive officer altered images in her 2011 doctoral dissertation and at least four research papers that she co-authored while a graduate student at WSU, and published from 2011 to 2014, (2) that we cited challenged research papers in certain communications and applications, and (3) that WSU’s dihexa patent, exclusively licensed to us, incorporated certain of these altered images. WSU has undertaken a review of claims of potential research misconduct involving our former chief executive officer’s doctoral research at WSU. We cannot predict when WSU’s investigation will be completed or what conclusions WSU will reach.

An independent special committee of our board of directors engaged in a review of papers co-authored by our former chief executive officer, Dr. Leen Kawas, in connection with her doctoral research at WSU, including, among other things, an investigation of allegations that Dr. Kawas altered images used in research published by Dr. Kawas in connection with her doctoral studies.

The independent special committee’s primary finding was that our former chief executive officer altered images in her 2011 doctoral dissertation and at least four research papers that she co-authored while a graduate student at WSU, and published from 2011 to 2014. While the conduct that was the subject of the allegations is not related to any of our current drug candidates or ongoing clinical research, this finding could have a material adverse effect on our reputation, our in-licensed patents and pending patent applications, licenses and grants, and could lead to further investigation from government agencies, including the FDA, any of which could have a material adverse impact on our business and prospects.

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

WSU has undertaken a review of claims of potential research misconduct involving our former chief executive officer’s doctoral research at WSU.

In addition to the investigation of the independent special committee of our board of directors noted above, WSU has also announced that it has undertaken a review of claims of potential research misconduct involving research conducted by Dr. Kawas during her doctoral studies at WSU. We understand this review is ongoing, and at this time we cannot predict what, if any, effect the investigation will ultimately have on our business and reputation. We are also unable to predict with any certainty when WSU’s investigation will be completed. It is possible that the ongoing investigation by WSU will come to different conclusions, or uncover additional or different information, than the investigation of the independent special committee of our board of directors, the conclusions of which are discussed under “—An independent special committee of our board of directors engaged in a review of papers co-authored by our former chief executive officer in connection with her doctoral research at WSU. The special committee’s findings included that (1) our former chief executive officer altered images in her 2011 doctoral dissertation and at least four research papers that she co-authored while a graduate student at WSU, and published from 2011 to 2014, (2) that we cited challenged research papers in certain communications and applications, and (3) that WSU’s dihexa patent, exclusively licensed to us, incorporated certain of these altered images. WSU has undertaken a review of claims of potential research misconduct involving our former chief executive officer’s doctoral research at WSU. We cannot predict when WSU’s investigation will be completed or what conclusions WSU will reach”. The conclusions from WSU’s investigation could have a material adverse impact on our business, reputation, scientific credibility, and prospects, as well as our in-licensed patents and pending patent applications, current grants and pending grant applications, and our relationship with WSU, from whom we in-license patents and patent applications underlying certain of our drug candidates.

We are and may in the future be subject to claims, lawsuits, arbitration proceedings, government investigations and other legal, regulatory and administrative proceedings and face potential liability and expenses related thereto, which could have a material adverse effect on our business, operating results and financial condition.

We are and may in the future be subject to claims, lawsuits, arbitration proceedings, government investigations and other legal, regulatory and administrative proceedings. In November 2022, we received a Civil Investigative Demand from the Civil Division of the Department of Justice, or the Demand. The Demand seeks documents and information relating to our relationship with WSU, certain of our grant applications in 2016 and 2019 with the NIH, and our receipt of a NIH grant in 2020. We are cooperating with the Department of Justice with respect to the Demand. In February 2023, the Securities and Exchange Commission, or SEC, sent us a subpoena seeking documents and information relating to, among other things, our former chief executive officer’s alteration of images in certain research papers. We are cooperating with the SEC with respect to the subpoena.

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

Our lead drug candidate, fosgonimeton, is in clinical development for the potential treatment of AD, PDD and DLB. Our additional early drug candidates, including ATH-1105 for ALS, are in preclinical development. It is impossible to predict when or if any of our drug candidates will prove to be effective and safe in humans or will receive regulatory approval.

Before obtaining regulatory approvals for the commercial sale of our drug candidates, we must demonstrate through lengthy, complex and expensive nonclinical studies and clinical trials that our drug candidates are both safe and effective for each target indication. Nonclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the nonclinical study and clinical trial processes, and, because our drug candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. The results of nonclinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in nonclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. For example, testing on animals occurs under different conditions than testing in humans and therefore, the results of animal studies may not accurately predict safety and effectiveness in humans. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through nonclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. For example, our Phase 1a/b clinical trial, which enrolled 88 patients, including only 11 patients with mild-to-moderate AD, of whom seven patients were treated with fosgonimeton and the other four patients were randomized to the control, suggested improvements in brain network activity including potentially positive effects on brain function. However, our Phase 2 ACT-AD clinical trial in AD, which included a larger patient population, approximately 60% of which were receiving standard-of-care AChEIs, did not meet its primary endpoint of a change in ERP P300 latency for the full study population nor did it meet the secondary endpoints. Although a post hoc analysis of results from ACT-AD in a pre-specified subgroup suggested positive effects on measures of cognition, function and neurodegeneration in patients taking fosgonimeton alone without background AChEIs, we cannot be sure that data from future trials will support our earlier findings or demonstrate the safety and effectiveness of fosgonimeton for treatment of AD to the satisfaction of the FDA and other regulatory authorities in order to support regulatory approval. Likewise, early, smaller-scale studies, biomarker analyses, and clinical trials with a single or relatively few clinical trial sites may not be predictive of eventual safety and effectiveness in large-scale pivotal clinical trials across multiple clinical trial sites. Even if data from a pivotal clinical trial are positive, regulators may not agree that such data are sufficient for approval and may require that we conduct additional clinical trials (including potential confirmatory or Phase 3 registrational trials), which could materially delay our anticipated development timelines, require additional funding for such additional clinical trials, and adversely impact our business. Our ability to achieve regulatory approval for fosgonimeton is further complicated by the nature of AD, which historically has been a challenging indication for drug development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence nonclinical studies and clinical trials are never approved as products.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such clinical trials are being conducted, by a data safety monitoring board for such clinical trial or by the FDA or comparable foreign regulatory authorities. Clinical trials can be delayed or terminated or fail to meet endpoints for a variety of reasons, including delays or failures related to:

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
•
the number of patients required for clinical trials of our drug candidates may be larger than we anticipate;
•
having subjects complete a clinical trial or return for post-treatment follow-up;
•
clinical trial sites deviating from clinical trial protocol or dropping out of a clinical trial;
•
protocol deviations or non-compliance with GCP requirements, or other data integrity reasons, that cause us or the FDA or other regulatory authorities to exclude data from non-compliant sites or investigators, which may cause the trial to be underpowered to meet the endpoints;
•
delays by us or our CROs in qualifying or analyzing patient data at the completion of clinical trials;
•
failure to demonstrate a benefit from using a drug candidate;
•
addressing subject safety concerns that arise during the course of a clinical trial;
•
adding a sufficient number of clinical trial sites; or
•
obtaining sufficient supply of drug candidate for use in nonclinical studies or clinical trials from third-party suppliers.

Further, conducting clinical trials in foreign countries, as we intend to do for our drug candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our drug candidates. If we experience delays in the completion of, or termination of, any clinical trial of our drug candidates, the commercial prospects of our drug candidates will be harmed, and our ability to generate product revenues from any of these drug candidates will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our drug candidate development and approval process and jeopardize our ability to commence product sales and generate revenues.

If the results of our current and future clinical trials are inconclusive with respect to the efficacy of our drug candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our drug candidates, we may:

•
incur unplanned costs;
•
be delayed in or prevented from obtaining marketing approval for our drug candidates;
•
obtain approval for indications or patient populations that are not as broad as intended or desired;
•
obtain approval with labeling that includes significant use or distribution restrictions or safety warnings including boxed warnings;
•
be subject to changes in the way the drug candidate is administered;
•
be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•
have regulatory authorities withdraw their approval of the drug product or impose restrictions on its distribution in the form of a modified REMS;
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

From time to time, we may also disclose interim data from our nonclinical studies and clinical trials. For example, in October 2022 we announced that an independent DMC had conducted an unblinded interim efficacy and futility analysis with respect to our Phase 2/3 LIFT-AD clinical trial. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or drug and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our drug candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

If we experience delays or difficulties in the enrollment or retention of patients in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to recruit and enroll a sufficient number of eligible patients to participate in these clinical trials through completion of such trials as required by the FDA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. Patient enrollment may also be affected if our competitors have ongoing clinical trials for programs that are under development for the same indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ programs. Additionally, publicly reported results of our completed clinical trials may impact enrollment of our trials in progress. If we are unable to locate a sufficient number of such patients, our clinical trial and development plans could be delayed.

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Further, to the extent any of our clinical trial sites fail to comply with the approved study protocol, good clinical practices, or FDA regulations, we may be required to exclude such sites, participants such sites may have enrolled, as well as the data collected by such sites. If any of these events were to occur, or if we are required to exclude any data for any reason, we may be required to recruit more sites or more participants than we initially thought. Enrollment delays or other delays in our clinical trials may result in increased development costs for our drug candidates and jeopardize our ability to obtain marketing approval for the sale of our drug candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up periods.

We face significant competition, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer, or less expensive than the drug candidates we develop, our commercial opportunities will be negatively impacted.

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

Drug candidates that we may successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. For example, the FDA recently granted traditional approval for lecanemab, a drug developed by Biogen Inc. and Eisai Co., Ltd., and Eli Lilly and Company is also developing drug candidates for AD. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our drug products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our drug candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our drug products. For example, CMS announced a two-part National Coverage Determination, or NCD, under which Medicare will cover monoclonal antibodies that target amyloid (or plaque) for the treatment of AD that receive traditional approval from the FDA under coverage with evidence development. Additionally, for drugs that FDA has not determined to have shown a clinical benefit or that received an accelerated approval, Medicare will provide coverage in FDA or NIH approved clinical trials. In June 2023, CMS announced that Medicare will cover new Alzheimer’s drugs with traditional FDA approval when a physician and clinical team participate in CMS’ registry to collect evidence about how these drugs work in the real world. Current and future CMS coverage restrictions on classes of drugs that encompass our drug candidates could have a material adverse impact on our ability to commercialize our drug candidates, if approved, generate revenue and attain profitability. It is unclear how future CMS coverage decisions and policies will impact our business. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see the section of this report titled “Part I, Item 1 – Business—Competition”.

We may expend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs, therapeutic platforms and drug candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other therapeutic platforms or drug candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs, therapeutic platforms and drug candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

We may develop drug candidates in combination with other therapies, which exposes us to additional risks.

We may develop drug candidates in combination with one or more other approved or unapproved therapies. Even if any drug candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our drug product or that safety, efficacy, manufacturing or supply issues could arise with any of those existing therapies. If the therapies we use in combination with our drug candidates are replaced as the standard of care for the indications we choose for any of our drug candidates, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own drug products, if approved, being removed from the market or being less successful commercially.

We also may choose to evaluate drug candidates in combination with one or more therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell any drug candidate we develop in combination with an unapproved therapy for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our drug product. In addition, unapproved therapies face the same risks described with respect to our drug candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval. If the FDA or comparable foreign regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the drugs we choose to evaluate in combination with our drug candidate we develop, we may be unable to obtain approval of or market such combination therapy.

Our long-term prospects depend in part upon discovering, developing and commercializing additional drug candidates, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize drug candidates beyond those we currently have in clinical and nonclinical development. A drug candidate can unexpectedly fail at any stage of nonclinical and clinical development. The historical failure rate for drug candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from nonclinical testing or early clinical trials of a drug candidate may not be predictive of the results that will be obtained in later stage clinical trials of the drug candidate.

The success of other future drug candidates we may develop will depend on many factors, including the following:

•
generating sufficient data to support the initiation or continuation of clinical trials;
•
obtaining regulatory permission to initiate clinical trials;
•
contracting with the necessary parties to conduct clinical trials;
•
successful enrollment of patients in, and the completion of, clinical trials on a timely basis;
•
the timely manufacture of sufficient quantities of the drug candidate for use in clinical trials; and
•
adverse events in the clinical trials.

Even if we successfully advance any other future drug candidates into clinical development, their success will be subject to all of the clinical, regulatory and commercial risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure you that we will ever be able to discover, develop, obtain regulatory approval of, commercialize or generate significant revenue from our other future drug candidates.

We have conducted certain research and development operations through our Australian wholly owned subsidiary. If we lose our ability to operate in Australia, or if our subsidiary is unable to receive the research and development tax credit allowed by Australian regulations, our business and results of operations could suffer.

In July 2020, we formed a wholly owned Australian subsidiary to conduct various preclinical and clinical activities for our drug product and development candidates in Australia. Due to the geographical distance and lack of employees currently in Australia, as well as our lack of experience operating in Australia, we may not be able to efficiently or successfully monitor, develop and commercialize our drug product and development candidates in Australia, including conducting clinical trials. Furthermore, we have no assurance that the results of any clinical trials that we conduct for our drug candidates in Australia will be accepted by the FDA or foreign regulatory authorities for development and commercialization approvals.

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

Risks Relating to Health Epidemics

The potential effects of health epidemics could adversely impact our business, including our nonclinical studies and clinical trials.

Our business could in the future be adversely impacted by the effects of possible health epidemics and other outbreaks which could cause disruptions that could severely impact our business, nonclinical studies and clinical trials. Such disruptions may include:

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
•
interruption of, or delays in receiving, supplies of our drug candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
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

For example, in the event of a disease outbreak or resurgence of COVID-19, we could be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from such diseases. On May 11, 2023, the federal government ended the COVID-19 public health emergency, which ended a number of temporary changes made to federally funded programs while some continue to be in effect. Since March 2020, the FDA has issued various COVID-19 related guidance documents for sponsors and manufacturers, many of which have expired or were withdrawn with the expiration of the COVID-19 public health emergency declaration, although some COVID-19 related guidance documents continue in effect. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations is unclear.

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

The ultimate impact of a possible health epidemic or other outbreak, including a resurgence of COVID-19, on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted. In addition, our business could be significantly adversely affected by other business disruptions to us or our third-party providers that could seriously harm our potential future revenue and financial condition and increase our costs and expenses. Our operations, and those of our CROs, commercial manufacturing organizations, or CMOs, and other contractors, consultants, and third parties could be subject to other global pandemics, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our drug candidates. Our ability to obtain clinical supplies of our drug candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

Risks Relating to Our Financial Position and Capital Needs

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We have not generated any revenue from drug product sales and our drug candidates will require substantial additional investment before they may provide us with any revenue. We had net losses of $117.7 million and $95.6 million for the years ended December 31, 2023 and 2022, respectively, and an accumulated deficit of $309.2 million as of December 31, 2023.

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

We expect to incur significant expenses and increasing operating losses for the foreseeable future as we:

•
continue our research and nonclinical and clinical development of our drug candidates;
•
expand the scope of our clinical studies for our current and prospective drug candidates;
•
initiate additional nonclinical, clinical or other studies for our drug candidates, including any potentially pivotal trials with respect to fosgonimeton for the treatment of mild-to-moderate AD in addition to LIFT-AD, and continue the open label extension of the ACT-AD and LIFT-AD trials;
•
change or add additional manufacturers or suppliers and manufacture drug supply and drug product for clinical trials and commercialization;
•
seek regulatory and marketing approvals for any of our drug candidates that successfully complete clinical trials;
•
attract, hire and retain additional personnel;

•
operate as a public company;
•
continue to expand our facilities and lab space;
•
seek to identify and validate additional drug candidates;
•
acquire or in-license other drug candidates and technologies or engage in other strategic transactions;
•
make milestone or other payments under our in-license or other agreements;
•
maintain, protect and expand our intellectual property portfolio;
•
establish a sales, marketing and distribution infrastructure to commercialize any drug products for which we may obtain marketing approval;
•
create additional infrastructure to support our operations and our drug product development and planned future commercialization efforts;
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

We will require substantial additional funding to finance our operations, complete the development and commercialization of fosgonimeton, and develop and commercialize other and future drug candidates. If we are unable to raise this funding when needed, we may be forced to delay, reduce, or eliminate our drug product development programs or other operations.

Since our inception, we have used substantial amounts of cash to fund our operations, and we expect our expenses to increase substantially in the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, fosgonimeton. Developing fosgonimeton and conducting clinical trials for the treatment of AD, PDD, DLB, and any other indications that we may pursue in the future will require substantial amounts of capital. In addition, if we obtain marketing approval for fosgonimeton or any future drug candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing, and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of December 31, 2023, we had cash, cash equivalents and investments of $147.4 million. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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
•
the number and characteristics of drug candidates that we pursue;
•
our ability to manufacture sufficient quantities of our drug candidates;
•
our need to expand our research and development activities;
•
the costs associated with securing and establishing commercialization and manufacturing capabilities;
•
the costs of acquiring, licensing or investing in businesses, drug candidates and technologies;
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
•
the effect of competing drugs and drug candidates and other market developments;
•
our need to implement additional internal systems and infrastructure, including financial and reporting systems; and
•
the economic and other terms, timing of and success of any collaboration, licensing or other arrangements into which we may enter in the future.

In January 2023, we entered into a sales agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, and BTIG, LLC, or BTIG, to sell shares of our common stock having aggregate sales proceeds of up to $75.0 million, from time to time, through an at-the-market, or ATM, equity offering program under which Cantor Fitzgerald and BTIG are acting as sales agents. We have not sold any securities pursuant to this ATM offering. However, additional funding may not be available to us on acceptable terms or at all. Any such funding may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail or abandon one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or drug candidates or otherwise agree to terms unfavorable to us.

We expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. In addition, we may seek additional capital to take advantage of favorable market conditions or strategic opportunities even if we believe we have sufficient funds for our current or future operating plans. Based on our research and development plans, we expect that our existing cash, cash equivalents and investments will enable us to fund our operations for at least 12 months following the date of this report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned.

Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, the current inflationary economic environment, health epidemics, and rising interest rates have resulted in a disruption of global financial markets. If the disruption persists or deepens, we could be unable to access additional capital, which could negatively affect our ability to consummate certain corporate development transactions or other important, beneficial or opportunistic investments. If additional funds are not available to us when we need them, on terms that are acceptable to us, or at all, we may be required to take steps that could adversely impact our business, including delaying, limiting, reducing or terminating nonclinical studies, clinical trials or other research and development activities or eliminating one or more of our development programs altogether, or delaying, limiting or reducing or terminating efforts to prepare for commercialization of any future approved drug products. We currently have a shelf registration statement effective and an existing ATM equity offering program, however, our ability to raise capital under this registration statement and through our ATM equity offering program may be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities.

Adverse events or perceptions affecting the financial services industry could adversely affect our operating results, liquidity, financial condition and prospects.

Limited liquidity, defaults, non-performance or other adverse developments affecting financial institutions or parties with which we do business, or perceptions regarding these or similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank, or SVB, was closed and placed in receivership and subsequently, additional financial institutions have been placed into receivership. We did not hold cash deposits or other accounts with SVB and did not, and as of the date of this report do not, otherwise have a direct business relationship with SVB or similarly situated financial institutions. However, companies that did have a business relationship with SVB faced:

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

As of December 31, 2023, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of approximately $9.5 million and federal tax credit carryforwards of approximately $12.4 million, which expire over a period of 8 to 14 years. Federal NOLs of $138.7 million were generated after 2017, and therefore do not expire. At December 31, 2023, we also had state NOLs of $3.3 million, which expire over a period of 18 to 20 years. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We may have already experienced one or more ownership changes. Depending on the timing of any future utilization of our NOLs and tax credit carryforwards, we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. However, we do not believe such limitations will cause our NOL and tax credit carryforwards to expire unutilized. In addition, future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law or limited pursuant to provisions of the Tax Cuts and Jobs Act amendments to the Code, as modified by the Coronavirus Aid, Relief, and Economic Security Act. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Risks Relating to Regulatory Approval and Other Legal Compliance Matters

The regulatory approval processes of the FDA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our drug candidates, we will not be able to commercialize, or will be delayed in commercializing, our drug candidates, and our ability to generate revenue will be materially impaired.

Our drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. Before we can commercialize any of our drug candidates, we must obtain marketing approval.

Obtaining approval by the FDA and other comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Further, securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other data. Even if we eventually complete clinical testing and receive approval for our drug candidates, the FDA and other comparable foreign regulatory authorities may approve our drug candidates for a more limited indication or a narrower patient population than we originally requested or may impose other prescribing limitations or warnings that limit the drug product’s commercial potential. We have not submitted for, or obtained, regulatory approval for any drug candidate, and it is possible that none of our drug candidates will ever obtain regulatory approval. Further, development of our drug candidates or regulatory approval may be delayed for reasons beyond our control.

Applications for our drug candidates could fail to receive regulatory approval for many reasons, including the following:

•
the FDA or other comparable foreign regulatory authorities may disagree with the design, implementation or results of our clinical trials;
•
the FDA or other comparable foreign regulatory authorities may determine that our drug candidates are not safe and effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;

•
the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•
the FDA or other comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
•
we may be unable to demonstrate to the FDA or other comparable foreign regulatory authorities that our drug candidate’s risk-benefit ratio for its proposed indication is acceptable;
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

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our drug candidates, which would significantly harm our business, results of operations and prospects. In addition, even if we obtain approval of our drug candidates, regulatory authorities may approve any of our drug candidates for fewer or more limited indications than we request, may impose significant limitations in the form of narrow indications, warnings, or a REMS. Regulatory authorities may not approve the price we intend to charge for drug products we may develop, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a drug candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that drug candidate. Any of the foregoing scenarios could seriously harm our business.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or comparable foreign regulatory approval processes and are commercialized. The lengthy approval processes as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our drug candidates, which would significantly harm our business, results of operations and prospects.

Our current or future drug candidates may cause significant adverse events, toxicities or other undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could inhibit regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences.

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our drug candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

If our drug candidates are associated with undesirable side effects or have unexpected characteristics in nonclinical studies or clinical trials when used alone or in combination with other approved products or investigational new drugs we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the clinical trial, or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected drug candidate and may harm our business, financial condition and prospects significantly.

Patients in our clinical trials may in the future suffer significant adverse events or other side effects not observed in our nonclinical studies or previous clinical trials. Some of our drug candidates may be used as chronic therapies or be used in populations for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, if our drug candidates are used in combination with other therapies, our drug candidates may exacerbate adverse events associated with the therapy. Patients treated with our drug candidates may also be undergoing separate treatments which can cause side effects or adverse events that are unrelated to our drug candidate, but may still impact the success of our clinical trials, including, for example, by interfering with the effects of our drug candidates. A pre-specified group analysis of patients in our ACT-AD clinical trial identified a potential diminished effect of the combination of standard-of-care (AChEIs) and fosgonimeton. While more clinical studies are needed to determine the safety and efficacy of fosgonimeton, to the extent standard-of-care AChEIs impact the effects of fosgonimeton and if a significant portion of the patient population has already been treated with AChEIs, the potential target patient population or the indication we seek for fosgonimeton may be significantly smaller than we had anticipated, which could materially harm our business and prospects.

The inclusion of elderly patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using. If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our clinical trials, or we may be required to abandon the clinical trials or our development efforts of that drug candidate altogether. We, the FDA other comparable regulatory authorities or an IRB may suspend clinical trials of a drug candidate at any time for various reasons, including a belief that subjects in such clinical trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage clinical trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the drug candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.

Further, if any of our drug candidates obtains marketing approval, toxicities associated with such drug candidates and not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label, significant restrictions on the use of the drug product or the withdrawal of the drug product from the market. We cannot predict whether our drug candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on nonclinical studies or early-stage clinical trials.

Obtaining and maintaining regulatory approval of our drug candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our drug candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our drug candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA grants marketing approval of a drug candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion and reimbursement of the drug candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a drug candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our drug products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of drug candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and establishing and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our drug products in certain countries. If we or any future collaborator fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our potential drug candidates will be harmed.

Even if we receive regulatory approval of our drug candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our drug candidates.

Any regulatory approvals that we receive for our drug candidates will require surveillance to monitor the safety and efficacy of the drug candidate. The FDA may also require a REMS in order to approve our drug candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our drug candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our drug candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP regulations, GLP regulations and GCP regulations for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our drug candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•
restrictions on the marketing or manufacturing of our drug candidates, withdrawal of the drug product from the market or voluntary or mandatory product recalls;
•
manufacturing delays and supply disruptions where regulatory inspections identify observations of noncompliance requiring remediation;
•
revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
•
imposition of a REMS, which may include distribution or use restrictions;
•
requirements to conduct additional post-market clinical trials to assess the safety of the drug product;
•
fines, warning letters or holds on clinical trials;
•
refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
•
product seizure or detention, or refusal to permit the import or export of our drug candidates; and
•
injunctions or the imposition of civil or criminal penalties.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. It is difficult to predict how current and future legislation, executive actions, and litigation, including the executive orders, will be implemented, and the extent to which they will impact our business, our clinical development, and the FDA’s and other agencies’ ability to exercise their regulatory authority, including FDA’s pre-approval inspections and timely review of any regulatory filings or applications we submit to the FDA. To the extent any executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, if the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against FDA and other agencies, more companies may bring lawsuits against FDA to challenge longstanding decisions and policies of FDA, which could undermine FDA’s authority, lead to uncertainties in the industry, and disrupt FDA’s normal operations, which could delay FDA’s review of our marketing applications.

Moreover, the FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties. The occurrence of any event or penalty described above may inhibit our ability to commercialize our drug candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

To the extent the FDA’s normal operations are disrupted or delayed, for example due to travel restrictions, public health or geopolitical issues, staffing shortages, or lack of funding, the FDA may not be able to complete the necessary inspections or provide feedback in a timely manner during our clinical development or review period. If any such delays or disruptions were to occur, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We may seek an accelerated approval for one or more of our drug candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

Prior to seeking accelerated approval for any of our drug candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or receive an expedited regulatory designation (e.g., breakthrough therapy designation) for our drug candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our drug candidate would result in a longer time period to commercialization of such drug candidate, could increase the cost of development of such drug candidate and could harm our competitive position in the marketplace.

Further, to the extent the FDA materially changes its policies or regulatory requirements with respect to the accelerated approval program or its internal review process for such program, our clinical development plans and regulatory approval under such program could be materially impacted or delayed. On December 29, 2022, the Consolidated Appropriations Act, 2023, including the FDORA, was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements. It is unclear how these proposals, future policy changes, and changes in FDA regulation will impact new drug applications in the treatment of AD and our clinical development programs.

We may face difficulties from changes to current regulations and future legislation. Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our drug candidates or any future drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a drug product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example:

•
changes to our manufacturing arrangements;
•
additions or modifications to drug product labeling;

•
the recall or discontinuation of our drug products; or
•
additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA contained provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the U.S. Department of Health and Human Services Secretary, or HHS Secretary, as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extending the rebate program to individuals enrolled in Medicaid managed care organizations. The ACA also established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. In December 2020, the U.S. Centers for Medicare & Medicaid Services, or CMS, issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business.

As discussed above, since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Further, on August 16, 2022, President Biden signed the IRA into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how additional challenges and healthcare reform measures of the Biden administration will impact the ACA. Complying with any new legislation and regulatory requirements could be time-intensive and expensive, resulting in a material adverse effect on our business.

The Bipartisan Budget Act of 2018 also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has published a final rule to give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. The American Taxpayer Relief Act of 2012, or ATRA, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other legislative changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2032 with the exception of a temporary suspension implemented under various COVID-19 relief legislation.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Further, the Biden administration released an additional executive order on October 14, 2022, directing the U.S. Department of Health and Human Services, or HHS, to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of IRA are unconstitutional. The impact of these judicial challenges as well as other legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drug candidates if approved.

In April 2022, CMS released a finalized national policy for coverage of aducanumab, or Aduhelm, and any future monoclonal antibodies directed against amyloid approved by the FDA with an indication for use in treating AD. According to the two-part NCD, Medicare will cover monoclonal antibodies that target amyloid (or plaque) for the treatment of AD that receive traditional approval from the FDA when furnished in accordance with the coverage criteria specified under coverage with evidence development. CMS will also provide enhanced access and coverage for Medicare patients participating in CMS-approved studies, such as data collection through routine clinical practice or registries. Additionally, for drugs that FDA has not determined to have shown a clinical benefit or that received an accelerated approval, Medicare will provide coverage in FDA or NIH approved clinical trials. In June 2023, CMS announced that Medicare will cover new Alzheimer’s drugs with traditional FDA approval when a physician and clinical team participate in CMS’ registry to collect evidence about how these drugs work in the real world. Current and future CMS coverage restrictions on classes of drugs that encompass our drug candidates could have a material adverse impact on our ability to commercialize our drug candidates, if approved, generate revenue and attain profitability. It is unclear how future CMS coverage decisions and policies will impact our business.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our drug products, once approved, or put pressure on our drug product pricing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our drug products. Further, FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement or significant revisions to the ACA. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare or impose price controls may adversely affect:

•
the demand for our drug candidates, if we obtain regulatory approval;
•
our ability to set a price that we believe is fair for our drug products;
•
our ability to obtain coverage and reimbursement approval for a drug product;
•
our ability to generate revenue and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

We expect that other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drug candidates. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for biotechnology products. We cannot be sure to what extent the trajectory of these legislative and regulatory proposals will be implemented by the federal and state governments, whether additional legislative changes will be enacted, whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Our relationships with healthcare professionals, clinical investigators, CROs and third party payors in connection with our current and future business activities, and our participation in the federal health care programs and acceptance of federal grant funding, such as funding from the NIH, may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws, which could expose us to, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our drug products for which we obtain marketing approval. Similarly, our participation in the federal health care programs and acceptance of federal grant funding from the NIH may subject us to federal false claims laws, civil penalties and assessments, criminal prosecution, and other administrative, civil, and criminal remedies.

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

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities, including our advisory board arrangements with physicians, some of whom receive stock or stock options as compensation for services provided, and any sales and marketing activities after a drug candidate has been approved for marketing in the United States, could be subject to legal challenge and enforcement actions. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal, and administrative penalties, including, without limitation, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Risks Relating to Our Reliance on Third Parties

We rely on third parties to conduct our nonclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our drug candidates.

We utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners to conduct and support our nonclinical studies and clinical trials under agreements with us.

We expect to have to negotiate budgets and contracts with CROs, clinical trial sites and CMOs and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our nonclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these nonclinical studies and clinical trials and the management of data developed through nonclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for drug candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In particular, protocol deviations or non-compliance with GCP requirements, or other data integrity reasons, can cause us or the FDA or other regulatory authorities to exclude data from non-compliant sites or investigators, which may cause the trial to be underpowered to meet the endpoints. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with pharmaceutical drug product produced under cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing, clinical and non-clinical drug candidates. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our drug candidates. As a result, our financial results and the commercial prospects for our drug candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Switching or adding third parties to conduct our nonclinical studies and clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.

We contract with third parties for the manufacture of our drug candidates for nonclinical studies and our clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our drug candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of our drug candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our drug candidates for nonclinical studies and clinical trials under the guidance of members of our organization. We do not have long-term supply agreements. Furthermore, the raw materials for our drug candidates are sourced, in some cases, from a single-source supplier and sometimes involve long lead times from order to receipt of the materials. If we were to experience an unexpected loss of supply of any of our drug candidates or any of our future drug candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. We expect to continue to rely on third-party manufacturers for the commercial supply of any of our drug candidates for which we obtain marketing approval. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•
the failure of the third party to manufacture our drug candidates according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over our drug candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
•
the reduction or termination of production or deliveries by suppliers, or the raising of prices or renegotiation of terms;
•
the termination or nonrenewal of arrangements or agreements by our third-party contractors at a time that is costly or inconvenient for us;
•
the breach by the third-party contractors of our agreements with them;
•
the failure of third-party contractors to comply with applicable regulatory requirements;
•
the failure of the third party to manufacture our drug candidates according to our specifications;
•
the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
•
clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and
•
the misappropriation of our proprietary information, including our trade secrets and know-how.

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our drug candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our drug candidates or drugs and harm our business and results of operations. Our current and anticipated future dependence upon others for the manufacture of our drug candidates or drugs may adversely affect our future profit margins and our ability to commercialize any drug candidates that receive marketing approval on a timely and competitive basis.

Our manufacturing process needs to comply with FDA regulations relating to the quality and reliability of such processes. Any failure to comply with relevant regulations could result in delays in or termination of our clinical programs and suspension or withdrawal of any regulatory approvals.

In order to commercially produce our drug products either at our own facility or at a third party’s facility, we will need to comply with the FDA’s cGMP regulations and guidelines. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our precision medicines as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our drug candidates, including leading to significant delays in the availability of our precision medicines for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our drug candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our drug candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

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

We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our drug candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our drug candidates as having the requisite potential to demonstrate safety and efficacy and obtain marketing approval. In addition, the effects to our business and reputation discussed in “—An independent special committee of our board of directors engaged in a review of papers co-authored by our former chief executive officer in connection with her doctoral research at WSU. The special committee’s findings included that (1)

our former chief executive officer altered images in her 2011 doctoral dissertation and at least four research papers that she co-authored while a graduate student at WSU, and published from 2011 to 2014, (2) that we cited challenged research papers in certain communications and applications, and (3) that WSU’s dihexa patent, exclusively licensed to us, incorporated certain of these altered images. WSU has undertaken a review of claims of potential research misconduct involving our former chief executive officer’s doctoral research at WSU. We cannot predict when WSU’s investigation will be completed or what conclusions WSU will reach,” may discourage potential counterparties from entering into relationships with us.

If and when we seek to enter into collaborations, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a drug candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our drug candidates or bring them to market and generate product revenue.

Even if we are successful in entering into collaborations involving our drug candidates, these relationships are subject to numerous risks, which may include the following:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;
•
collaborators may not pursue development and commercialization of our drug candidates or may elect not to continue or renew development or commercialization of our drug candidates based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;
•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a drug candidate, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our drug candidates;
•
a collaborator with marketing and distribution rights to one or more drug products may not commit sufficient resources to their marketing and distribution;
•
collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
•
disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our drug candidates, or that result in costly litigation or arbitration that diverts management attention and resources;
•
collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable drug candidates; and
•
collaborators may own or co-own intellectual property covering our drug products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.

As a result, if we enter into additional strategic collaborations, licensing arrangements or partnerships, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic collaboration, licensing arrangement or partnership, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new strategic collaborations, licensing arrangements or partnerships related to our drug candidates could delay the development and commercialization of our drug candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

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

Risks Relating to Our Ability to Commercialize our Drug Product

Even if approved, our drug candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

Even if our drug candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, healthcare payors and others in the medical community. The degree of market acceptance or reimbursement of any of our approved drug candidates will depend on a number of factors, including:

•
the efficacy and safety profile as demonstrated in clinical trials compared to alternative treatments;
•
the timing of market introduction of the drug candidate as well as competitive products;

•
the clinical indications for which the drug candidate is approved;
•
the extent of physician acceptance of FDA-approved therapies for AD or other target indications;
•
restrictions on the use of our drug candidates, such as boxed warnings or contraindications in labeling, or a REMS, if any, which may not be required of alternative treatments and competitor products;
•
the potential and perceived advantages of our drug candidates over alternative treatments;
•
the cost of treatment in relation to alternative treatments;
•
pricing and the availability of coverage and adequate reimbursement by third-party payors, including government authorities;
•
the availability of the approved drug candidate for use as a combination therapy;
•
relative convenience and ease of administration;
•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
the effectiveness of sales and marketing efforts;
•
unfavorable publicity relating to our drug products or drug candidates or similar approved products or product candidates in development by third parties; and
•
the approval of other new therapies for the same indications.

If any of our drug candidates are approved but do not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue from such drug candidates and our financial results could be negatively impacted.

We have never commercialized a drug candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize any drug products on our own or together with suitable collaborators.

We have never commercialized a drug candidate. We may license certain rights with respect to our drug candidates to collaborators, and, if so, we will rely on the assistance and guidance of those collaborators. For drug candidates for which we retain commercialization rights and marketing approval, we will have to develop our own sales, marketing and supply organization or outsource these activities to a third party.

Factors that may affect our ability to commercialize our drug candidates, if approved, on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, developing adequate educational and marketing programs to increase public acceptance of our approved drug candidates, ensuring regulatory compliance of our company, employees and third parties under applicable healthcare laws, and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization will be expensive and time-consuming and could delay the launch of our drug candidates upon approval. We may not be able to build an effective sales and marketing organization. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our drug candidates, we may not generate revenues from them or be able to reach or sustain profitability.

If the market opportunity for any drug candidate that we develop is smaller than we believe, our revenue may be adversely affected and our business may suffer.

We intend to initially focus our drug candidate development on treatments for various CNS and PNS disorder indications. The addressable patient populations that may benefit from treatment with our drug candidates, if approved, are based on our estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations and market research, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these

CNS and PNS disorders. Any regulatory approval of our drug candidates would be limited to the therapeutic indications examined in our clinical trials and as determined by the FDA, which would not permit us to market our drug products for any other therapeutic indications not expressly approved by the FDA. Additionally, the potentially addressable patient population for our drug candidates may not ultimately be amenable to treatment with our drug candidates. For example, pre-specified subgroup analysis based on topline data from our ACT-AD clinical trial identified a potential diminished effect of the combination of standard-of-care (AChEIs) and fosgonimeton. If such hypothesis is supported by additional research, patients receiving AChEIs could be excluded from the addressable patient population for fosgonimeton. Even if we receive regulatory approval for any of our drug candidates, such approval could be conditioned upon label restrictions that materially limit the addressable patient population. Our market opportunity may also be limited by future competitor treatments that enter the market. If any of our estimates prove to be inaccurate, the market opportunity for any drug candidate that we or our strategic partners develop could be significantly diminished and have an adverse material impact on our business.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our drug candidates.

We face an inherent risk of product liability as a result of the planned clinical testing of our drug candidates and will face an even greater risk if we commercialize any drug products. For example, we may be sued if our drug candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our drug candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•
decreased demand for our drug candidates or drug products that we may develop;
•
injury to our reputation;
•
withdrawal of clinical trial participants;
•
initiation of investigations by regulators;
•
costs to defend the related litigation;
•
diversion of management’s time and our resources;
•
substantial monetary awards to clinical trial participants or patients;
•
drug product recalls, withdrawals or labeling, marketing or promotional restrictions;
•
loss of revenue;
•
exhaustion of any available insurance and our capital resources;
•
the inability to commercialize any drug candidate; and
•
a decline in our share price.

Failure to obtain or retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of drug products we develop, alone or with corporate collaborators. Although we have clinical trial insurance, our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Our drug candidates may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices, or healthcare reform initiatives, which would harm our business. Failure to obtain or maintain adequate coverage and reimbursement for new or current drug products could limit our ability to market those drug products and decrease our ability to generate revenue.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a drug product in a particular country, but then be subject to price regulations that delay our commercial launch of the drug product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the drug product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if any drug candidates we may develop obtain marketing approval.

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our drug candidates will depend in part on the extent to which coverage and adequate reimbursement for these drug products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments such as gene therapy products. Sales of these or other future drug candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our drug candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our drug candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our drug candidates. Accordingly, in markets outside the United States, the reimbursement for products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our drug products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours. Reimbursement agencies in Europe may be more conservative than CMS. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved drug products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drug candidates, and our overall financial condition.

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable reimbursement rates third-party payors for any approved drug products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize drug products and our overall financial condition.

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any drug candidate that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any drug candidate for which we obtain marketing approval. In order to obtain reimbursement, physicians may need to show that patients have superior treatment outcomes with our drug products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. We expect to experience pricing pressures in connection with the sale of any of our drug candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

A variety of risks associated with marketing our drug candidates internationally may materially adversely affect our business.

We plan to eventually seek regulatory approval of our drug candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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
•
impact of health epidemics, including COVID-19, on our ability to produce our drug candidates and conduct clinical trials in foreign countries;
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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our drug candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our drug candidates, proprietary technologies and their uses that are important to our business. We may also seek to protect our proprietary position by acquiring or in-licensing relevant issued patents or pending applications from third parties.

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

Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties or the patent owner before various patent offices or in courts. Thus, the degree of future protection for our and any current or future licensors’ proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties or limitations in our ability to properly protect the intellectual property rights relating to our drug candidates could have a material adverse effect on our financial condition and results of operations.

We cannot be certain that the claims in our pending patent applications or those of any current or future licensors will be considered patentable by the USPTO courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our owned or in-licensed patents will not be found invalid or unenforceable if challenged.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our drug candidates by obtaining and defending patents. These risks and uncertainties include the following:

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
•
our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use and sell our potential drug candidates;

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

Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates or their use might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical product candidates would be adversely affected.

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications and those of any current or future licensors may not result in patents being issued which protect our drug candidates or their use or which effectively prevent others from commercializing competitive product candidates.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we own or in-license currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged or circumvented by third parties or may be narrowed, invalidated or rendered unenforceable as a result of challenges by third parties. Consequently, we do not know whether our drug candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents or the patents of any current or future licensors by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents or the patents of any current or future licensors may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or

PGR, and inter partes review, or IPR, or other similar proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our drug candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

Moreover, our patents or the patents of any current or future licensors may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our claim of priority of invention, scope, validity or patentability with respect to our patents and patent applications and those of any current or future licensors.

For example, in view of the lawsuits disclosed elsewhere in this report including in this “Risk Factors” section under the heading “—We and certain of our directors and executive officers have been, and may in the future be, named as defendants in lawsuits that could result in substantial costs and divert management’s attention,” and in “Part I, Item 3—Legal Proceedings,” third parties may challenge the validity or enforceability of our in-licensed patents and patent applications. The outcome following legal assertions of invalidity and unenforceability is unpredictable. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar technology and drug products such as other modifications to dihexa not covered by our issued patents. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our in-licensed patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future drug candidates. Further, these proceedings could have a material adverse effect on our business, results of operations and financial condition.

Even though we own patents and patent applications covering fosgonimeton and its use, our patents and any future patents we obtain may not effectively prevent others from developing or commercializing products similar to our drug candidates. While the fosgonimeton patent family is distinct from, and not part of the same patent family as, the dihexa patent licensed from WSU, and therefore is not implicated in the allegations that Dr. Kawas altered images in connection with her doctoral studies, third parties may use these allegations to cast doubt on the validity and enforceability of our owned patents or patent applications. Such events may result in substantial cost and require significant time from our scientists and management, and could dissuade companies from collaborating with us to license, develop, or commercialize current or future drug candidates, even if the eventual outcome is favorable to us.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to develop products that are similar to our drug candidates but that are not covered by the claims of the patents that we own or license;
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
•
the patents of others may have an adverse effect on our business; and
•
we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application covering such intellectual property.

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

Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our drug candidates and drug products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation and other legal actions, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent infringement lawsuits, reexaminations, IPR proceedings and PGR proceedings and oppositions before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing drug candidates. There may be third-party patents or patent applications with claims to compositions, materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our drug candidates.

As the biopharmaceutical industry expands and more patents are issued, the risk increases that our drug candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents or patent applications that may be infringed by commercialization of any of our drug candidates, and we cannot be certain that we were the first to file a patent application related to a drug candidate, its use, or our technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our drug candidates or their use may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our drug candidates that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Any defense to claims of patent infringement asserted by third parties would be time consuming and could:

•
result in costly litigation that may cause negative publicity;
•
divert the time and attention of our technical personnel and management;
•
cause development delays;
•
prevent us from commercializing any of our drug candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
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

Although no third party has asserted a claim of patent infringement against us as of the date of this report, others may hold proprietary rights that could prevent our drug candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our drug candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our drug candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion for management and other personnel. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or a future strategic partner were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our drug candidates, our treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our drug candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our drug candidates and technology.

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

We may not be successful in obtaining or maintaining necessary rights to our drug candidates through acquisitions and in-licenses.

Because our development programs may in the future require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our drug candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property, or if we are unable to maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or drug candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may be involved in lawsuits to protect or enforce our patents or any current or future licensors’ patents, which could be expensive, time consuming and unsuccessful. Further, our issued patents or any current or future licensors’ patents could be found invalid or unenforceable if challenged in court.

Competitors may infringe our intellectual property rights. To prevent infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or in-license is not valid, is unenforceable, or is not infringed. If we or any of our potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at one of our drug candidates or their method of use, the defendant could counterclaim that our patent or the patent of any current or future licensors is invalid or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including allegations of a lack of novelty, obviousness, lack of sufficient written description, non-enablement, or obviousness-type double patenting. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent application misrepresented or fraudulently withheld relevant information from the USPTO or made a misleading statement during prosecution.

Third parties may also raise similar invalidity claims before the USPTO or patent offices abroad, even outside the context of litigation. Such mechanisms include re-examination, PGR, IPR, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents or any current or future licensors’ patents in such a way that they no longer cover our technology or platform, or any drug candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to a validity claim, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or platform, or any drug candidates that we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

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

If a third party were to prevail on a legal assertion of invalidity or unenforceability, we may lose at least part, and perhaps all, of the patent protection on such drug candidate. In addition, if the breadth or strength of protection provided by our patents and patent applications or the patents and patent applications of any current or future licensors is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own patented drug product and practicing our own patented technology.

Intellectual property litigation or legal proceedings may lead to unfavorable publicity that harms our reputation and causes the market price of our common stock to decline.

During the course of any intellectual property litigation or legal proceeding, there could be public announcements of the initiation of the litigation or legal proceeding as well as results of hearings, rulings on motions, and other interim proceedings. If securities analysts or investors regard these announcements as negative, the perceived value of our existing drug candidates, programs or intellectual property could be diminished. Accordingly, the market price of shares of our common stock may decline. Such announcements could also harm our reputation or the market for our future drug products, which could have a material adverse effect on our business.

Derivation proceedings may be necessary to determine priority of inventions, and an unfavorable outcome may require us to cease using the related technology or to attempt to license rights from the prevailing party.

Derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of any current or future licensors or of third parties. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other personnel. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring our drug candidates to market.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications or those of any current or future licensors and the enforcement or defense of our issued patents or those of any current or future licensors.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that filed a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours or our current or future licensors even if we or our current or future licensors had made the invention before it was made by such third party. This requires us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we may not be certain that we or any current or future licensors are the first to either (1) file any patent application related to our drug candidates, their use, or our technology or (2) invent any of the inventions claimed in the patents or patent applications.

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

Changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect our drug candidates.

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

Patent terms may be inadequate to protect our competitive position on our drug candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our drug candidates or their use are obtained, once the patent life has expired, we may be open to competition from competitive products, including generic versions of our drug products. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing drug products similar or identical to ours.

If we do not obtain patent term extension for our drug candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our drug candidates, one or more of our U.S. patents or those of any current or future licensors may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or

Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during clinical trials and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our drug candidates, although the requirements and terms of such extensions vary country-by-country. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products or launch generic versions of our drug products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and clinical trials by referencing our clinical and nonclinical data and launch their drug product earlier than might otherwise be the case.

We will not be able to protect our intellectual property rights throughout the world.

We own and in-license patents and pending patent applications in the United States and in jurisdictions outside of the United States. However, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we will not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing drug products made using our inventions in and into the United States or other jurisdictions. Competitors may use our inventions in jurisdictions where we have not obtained patent protection to develop their own drug products and, further, may export otherwise infringing drug products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These drug products may compete with our drug candidates, and our patents, the patents of any current or future licensors, or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or any current or future licensors’ patents or marketing of competing drug products in violation of our proprietary rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents or the patents of any current or future licensors at risk of being invalidated or interpreted narrowly and our patent applications or the patent applications of any current or future licensors at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patents. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our drug products. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest, and it may be difficult and costly to register, maintain or protect our rights to these trademarks and trade names in jurisdictions in and outside of the United States. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

We have entered into and may enter in the future into non-disclosure and confidentiality agreements to protect the proprietary positions of third parties, such as outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors, potential partners, lessees of shared multi-company property and other third parties. We may become subject to litigation where a third party asserts that we or our employees inadvertently or otherwise breached the agreements and used or disclosed their trade secrets or other information proprietary to the third parties. Defense of such matters, regardless of their merit, could involve substantial litigation expense and be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions. Moreover, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our drug candidates. Failure to defend against any such claim could subject us to significant liability for monetary damages or prevent or delay our developmental and commercialization efforts, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

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

As is common in the biopharmaceutical industry, in addition to our employees, we engage the services of consultants to assist us in the development of our drug candidates. Many of these consultants, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other biopharmaceutical companies including our competitors or potential competitors. We may become subject to claims that we, our employees or a consultant inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.

Our rights to develop and commercialize our drug candidates may be subject, in part, to the terms and conditions of licenses granted to us by others.

We have entered into license agreements with third parties and we may enter into additional license agreements in the future with others to advance our research and development or allow commercialization of drug candidates. These and other licenses may not provide exclusive rights to use such intellectual property and other rights in all relevant fields of use and in all territories in which we may wish to develop or commercialize our drug candidates in the future. Further, these and other licenses may also include certain restrictions or obligations that limit our ability to engage with third parties, including potential restrictions on sublicensing or outsourcing certain activities.

In addition, subject to the terms of any such license agreements, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering our drug candidates that we license from third parties. In such an event, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If any of our current or future licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our drug candidates that are subject of such licensed rights could be adversely affected.

Our licensors and any future licensors may have relied on third party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-license. If it is later determined that third parties own the rights to our in-licensed patents, or if other third parties have ownership rights to our in-licensed patents, such third parties may be able to license such patents to our competitors, and our competitors could market drug products similar or identical to our drug candidates. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same rights licensed to us. In that event, we may be required to expend significant time and resources to redesign our drug candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected drug candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third party patents do not exist which might be enforced against our current manufacturing methods, drug candidates, methods of use, or future methods or drug candidates resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties or other forms of compensation to third parties, which could be significant.

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
•
whether and the extent to which our drug candidates infringe on intellectual property of the licensor that is not subject to the licensing agreement;
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

In addition, the agreements under which we license intellectual property or other rights from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or other rights, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property or other rights that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected drug candidates, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize drug candidates covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, drug products identical to ours. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

The patent protection and patent prosecution for some of our drug candidates may be dependent on third parties.

While we normally seek to obtain the right to control prosecution, maintenance and enforcement of the patent applications and patents relating to our drug candidates and their use, there may be times when the filing and prosecution activities for patent applications and patents relating to our drug candidates are controlled by licensors or collaboration partners. If a licensor or collaboration partner fails to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patent applications and patents covering our drug candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those drug candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling drug products similar or identical to our drug candidates. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

Intellectual property discovered or developed through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a manufacturing preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers, which could adversely affect our ability to successfully develop and commercialize our drug products.

We entered an exclusive license agreement with WSU for certain licensed patents that include intellectual property that was generated through the use of U.S. government funding, and we received a grant from the NIA of the NIH to support our ACT-AD clinical trial. Pursuant to the Bayh-Dole Act, the U.S. government may have certain rights in any invention developed or reduced to practice with government funding. In addition, in the future we may discover, develop, acquire, or license new intellectual property that has been generated through the use of U.S. government funding or grants in which the U.S. government may have certain rights pursuant to the Bayh-Dole Act. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). Such “march-in” rights would apply to new subject matter arising from the use of such government funding or grants and would not extend to pre-existing subject matter or subject matter arising from funds unrelated to the government funding or grants. If the U.S. government exercises its march-in rights in our intellectual property rights that are generated through the use of U.S. government funding or grants, we could be required to license or sublicense intellectual property discovered or developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. Reporting of a subject invention and compliance with the Bayh-Dole Act requirements were delayed for the patent family directed to methods of treating AD with fosgonimeton. As such, this patent family may be subject to U.S. government action which may include loss of rights in the subject invention, suspending or terminating the grant or future awards, or withholding further awards. Should any of these events occur, it could significantly harm our business, results of operations and prospects. In addition, the Bayh-Dole Act requires that, in certain circumstances, any products embodying intellectual property generated with the use of U.S. government funds or produced through the use of any such intellectual property be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property, which could adversely affect our ability to successfully develop and commercialize our drug products and have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

As discussed in this report in "Part I, Item I.C—Cybersecurity,” we have implemented various processes and policies for identifying, assessing, and managing material risks from cybersecurity threats. However, despite the implementation of such safeguards and security measures, our internal computer systems and those of our CROs and other contractors and consultants may nevertheless be vulnerable to damage from computer viruses and unauthorized access. Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public or may otherwise be misused. Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our personal, sensitive, confidential or proprietary information and information technology systems, and those of the third parties upon which we rely. For example, in April 2023, CRO Evotec SE faced a cybersecurity attack that temporarily disrupted its systems and operations. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

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

We may rely on third-party service providers and technologies to operate critical business systems to process sensitive information and other company data in a variety of contexts. We may also rely on third-party service providers to provide certain products or services, or otherwise to operate our business. Our ability to monitor these third parties' information security practices is limited, and these third parties may not have adequate information security measures in place. Security incidents or other interruptions suffered by our third-party service providers could cause us to experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy- or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

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

Despite efforts to create security barriers to the above-described threats, it is impossible for us to entirely mitigate these risks. To date, we have not experienced any material impact to our business, financial position or results of operations resulting from cyberattacks or other information security incidents such as phishing, social engineering, ransomware or malware attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of such attacks, our business, financial position or results of operations could be adversely impacted in the future. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because they change frequently and are generally not detected until after an incident has occurred. If a compromise or other security breach or incident were to occur and cause the loss or corruption of data or interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss, unavailability, or corruption of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any disruption or security breach or incident resulting in loss or unavailability of, or damage to, our data or systems, or inappropriate use, disclosure or modification of personal, sensitive, confidential or proprietary information, could result in us incurring liability and in delays to further development and commercialization of our drug candidates could be delayed. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or prevent or identify vulnerabilities or security breaches or incidents, that could adversely affect our business and operations or result in the loss, unavailability, or corruption of, or inappropriate access to or use of, critical or sensitive information or company resources. Any such interruptions, breaches or incidents, or the perception any have occurred, could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other privacy and security breaches or incidents.

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

As we conduct our clinical trials and continue to enroll patients in our current and future clinical trials, we may be subject to additional restrictions relating to privacy, data protection and data security. The collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals in the European Economic Area, or EEA, is subject to the EU General Data Protection Regulation, or GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Certain aspects of cross-border data transfers under the GDPR are subject to uncertainty, including as the result of legal proceedings in the EU. For example, in 2020, the Court of Justice for the EU invalidated the EU-U.S. Privacy Shield and imposed additional obligations in connection with the use of standard contractual clauses approved by the EU Commission. These and other developments with respect to cross-border data transfers may increase the complexity of transferring personal data across borders and may require us to review and amend our mechanisms relating to cross-border data transfer.

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

As described elsewhere in this report in “Part I, Item 3—Legal Proceedings,” we and certain of our executive officers and directors have been named as defendants in a class action lawsuit that generally alleges that we and certain of our officers and directors violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and Sections 11, 12, and 15 of the Securities Act by making allegedly false or misleading statements and omitting material adverse facts regarding our business. Certain of our executive officers and directors have also been named as defendants in derivative actions, which are based on similar allegations, and generally allege that defendants breached their fiduciary duties to us, among other things. We are named as a nominal defendant in these derivative proceedings. These complaints seek unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees, and other relief. As of the date of this report, we are unable to predict the outcome of these matters. Although we have insurance, it provides for a substantial retention of liability and is subject to limitations and may not cover a significant portion, or any, of the expenses or liabilities we may incur or be subject to in connection with class action lawsuit or other litigation to which we are party. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation has caused and will continue to cause our management and board of directors to divert time and attention to the litigation and could adversely impact our reputation and further divert management and our board of directors’ attention and resources from other priorities, including the execution of our business plan and strategies that are important to our ability to grow our business and advance our drug candidates, any of which could have a material adverse effect on our business. In addition, additional lawsuits may be filed, the conclusion of which in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business.

Actions by activist stockholders have in the past been, and may in the future be, disruptive and could cause uncertainty about the strategic direction of our business.

Our business could be negatively affected as a result of stockholder activism, which could be disruptive and cause uncertainty about the strategic direction of our business. For example, in February 2022, an activist stockholder announced his intention to nominate himself and one other candidate for election to our board of directors at our 2022 annual meeting of stockholders. While this proxy contest was unsuccessful, stockholder activism could recur and have an adverse effect on our business, results of operations, and financial condition. For example, at times our market capitalization has been less than the aggregate value of our cash, cash equivalents and investments. Other biotechnology companies in this situation have received proposals from shareholder activists to liquidate and return capital to investors.

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

If an active market for our common stock is not sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade. It is possible that in one or more future periods our results of operations and progression of our drug product pipeline may not meet the expectations of public market analysts and investors, and, as a result of these and other factors, the price of our common stock may fall.

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
•
the timing and results of clinical trials for our current drug candidates and any future drug candidates that we may develop;
•
commencement or termination of collaborations for our drug candidates;
•
failure or discontinuation of any of our drug candidates;
•
results of nonclinical studies, clinical trials or regulatory approvals of drug candidates of our competitors, or announcements about new research programs or drug candidates of our competitors;
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
•
the level of expenses related to any of our research programs, drug candidates that we may develop;
•
the results of our efforts to develop additional drug candidates or drug products;
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

Moreover, as of December 31, 2023, the holders of approximately 5.7 million shares of our common stock are eligible to exercise certain rights, subject to various conditions and limitations, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also register shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Our directors, executive officers and significant stockholders own a substantial percentage of our common stock, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, significant holders of our outstanding common stock and their respective affiliates beneficially own a substantial amount of our outstanding common stock as of December 31, 2023. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

Failure to build and maintain our finance infrastructure and improve our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of The Nasdaq Global Select Market, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. We must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We may experience difficulty in meeting these reporting requirements in the future.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court in Delaware or the federal district court for the District of Delaware) will be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising under the Delaware General Corporation Law, our certificate of incorporation or our amended and restated bylaws; any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our amended and restated bylaws; and any action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.

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

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have hired, and we expect that we will continue to need to hire, additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We continue to evaluate and monitor these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

If we are unable to maintain effective internal controls, our business, financial position and results of operations could be adversely affected.

As a public company, we are subject to reporting and other obligations under the Exchange Act, including the requirements of Sarbanes-Oxley Act Section 404, which require annual management assessments of the effectiveness of our internal control over financial reporting.

The rules governing the standards that must be met for management to determine that our internal control over financial reporting is effective are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management Strategy

We have implemented various processes and policies for identifying, assessing, and managing material risks from cybersecurity threats. Our cybersecurity risk management strategy is designed following the Cybersecurity Framework set by the National Institute of Standard and Technology, or NIST.

We assess our information technology, or IT, environment against the NIST Cybersecurity Framework, as well as various cyber-attack vectors, working to identify and remediate risks. We implement reasonable administrative, technical and procedural safeguards to manage cybersecurity risks, for example, by enforcing single sign-on or multi-factor authentication where supported, and the use of mobile device management to secure company resources on employee personal devices. Additionally, we engage third-party cybersecurity experts to assess the security of our network and perform continuous system monitoring, and we engage a third party to perform internal audits of our IT General Controls, or ITGCs. We have implemented certain processes to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers, for example, by evaluating such service providers’ own cybersecurity processes and reviewing available certification and audit reports, including International Organization for Standardization, or ISO, certifications for information security management systems, and System and Organization Controls, or SOC, reports.

At this time, we have not experienced cybersecurity incidents, or are aware of any risks from cybersecurity threats, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Cybersecurity Governance

Board of Directors

Our board of directors is responsible for general oversight and regular review of information regarding our risks, including cybersecurity risks. Members of management communicate an overview of our current cybersecurity environment to our board of directors at least annually and provide updates to our board of directors regarding cybersecurity matters periodically throughout the year. Additionally, our third-party auditors inform the audit committee of our board of directors of our ITGC framework and control testing results, which include controls related to cybersecurity risks. Further, management has established cybersecurity incident response processes for escalating the communication of cybersecurity incidents up to the board of directors, as appropriate.

Management

Material risks from cybersecurity threats are assessed and managed by a dedicated team comprised of internal and external IT professionals experienced in cybersecurity threat risk management, who ultimately report to our chief operating officer. Our chief operating officer has extensive strategic and operational experience at several life sciences companies, leading a wide range of business functions, including IT. Our technology team leader has over 20 years of experience with IT and cybersecurity risk management, having served in senior executive-level IT positions at multiple Fortune 500 companies and companies within the life sciences industry.

The technology team leader oversees our internal team of IT professionals, which continuously monitors our IT environment for cybersecurity threats and incidents. Our IT professionals routinely report on cybersecurity incident prevention, detection, mitigation, and remediation efforts to our technology team leader and chief operating officer. Additionally, we have established policies addressing processes for responding to potential cybersecurity incidents, including assessment, communication, and remediation protocols. Our incident response processes further provide for the escalation of cybersecurity incidents to our executive management team and board of directors, as appropriate.

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

Securities Class Actions

On June 25, 2021, plaintiffs Fan Wang and Hang Gao filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against us and our former chief executive officer, Dr. Leen Kawas, captioned Wang v. Athira Pharma, Inc., et al., No. 2:21-cv-00861. Plaintiffs Wang and Gao assert claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5, alleging that the defendants made materially false and misleading statements and omitted material adverse facts regarding our business. Specifically, the Wang plaintiffs allege that we failed to disclose to investors that certain research conducted by Dr. Kawas was allegedly tainted by scientific misconduct during her doctoral work at WSU including the manipulation of data, and that as a result, the defendants’ positive statements about our business, operations, and prospects were materially misleading. The Wang plaintiffs seek unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees.

That same day, on June 25, 2021, plaintiff Harshdeep Jawandha filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against us, Dr. Kawas, our then chief financial officer, certain members of our board of directors at the time of our IPO, as well as the IPO underwriters, captioned Jawandha v. Athira Pharma, Inc., et al., No. 2:21-cv-00862. The Jawandha complaint asserts violations of Sections 11 and 15 of the Securities Act, alleging that that our IPO registration statement was materially false and misleading because it omitted to state that certain of Dr. Kawas’s published doctoral research papers at WSU contained allegedly improperly altered images, that the research was allegedly foundational to Athira’s efforts to develop treatments for Alzheimer’s, that, as a result, and that the defendants’ positive statements about our business, operations, and prospects were materially misleading. The Jawandha plaintiff seeks unspecified compensatory damages, and reasonable costs and expenses, including attorneys’ fees.

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

On March 10, 2023, following a mediation and the parties’ agreement in principle to settle the securities class action for $10.0 million, the court entered a stipulated order setting a deadline of April 28, 2023 for the parties to file a stipulation of settlement and for lead plaintiffs to file a motion for preliminary approval of the settlement, which the parties filed on that date. The settlement is subject to preliminary and final approval by the U.S. District Court for the Western District of Washington. On May 31, 2023, the court issued a minute order requiring the parties to file a joint status report on or before June 30, 2023 addressing several aspects of the proposed settlement, including revision of certain notices to putative class members regarding the settlement, which the parties filed on that date. On September 27, 2023, the court issued an order denying plaintiffs’ motion for preliminary approval without prejudice, citing the motion’s failure to satisfy the court’s questions and concerns regarding traceability of certain Securities Act claims. The court permitted plaintiffs to file a renewed motion for preliminary approval, which plaintiffs filed on December 15, 2023.

On February 15, 2024, the court issued an order granting in part and deferring in part plaintiffs’ renewed motion for preliminary approval and ordered the parties to submit a joint status report by March 15, 2024 proposing a date on which the court may schedule the final approval hearing, among other things. In its order, the court preliminarily approved the proposed settlement and certified a class and two subclasses. The court deferred ruling in part as to the proposed notices and claim form relating to the settlement.

As a result of the foregoing, we recorded a legal settlement expense of $10.0 million in operating expenses in the fourth quarter of 2022 and an accrued liability of $10.0 million on the accompanying consolidated balance sheets. Additionally, we recorded an insurance recovery of $1.6 million in operating expenses in the fourth quarter of 2023 and an insurance recovery receivable of $1.6 million on the accompanying consolidated balance sheets. This insurance recovery represents the amount of the settlement to be covered by our insurers.

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

Government Investigations

In November 2022, we received a Civil Investigative Demand from the Civil Division of the Department of Justice, or the Demand. The Demand seeks documents and information relating to our relationship with WSU, certain of our grant applications in 2016 and 2019 with the NIH and our receipt of a NIH grant in 2020. We are cooperating with the Department of Justice with respect to the Demand.

In February 2023, the SEC sent us a subpoena seeking documents and information relating to, among other things, our former chief executive officer's alterations of images in certain research papers. We are cooperating with the SEC with respect to the subpoena.

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

Holders of Record

As of February 16, 2024, there were approximately 42 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

Overview

We are a late clinical-stage biopharmaceutical company focused on developing small molecules engineered to restore neuronal health and slow neurodegeneration. Our approach is designed to modulate the neurotrophic HGF system, that is critical to normal brain function and may play a key role in maintaining the health and functioning of neuronal networks. We believe that by acting on the neurotrophic HGF system and its multiple downstream signaling pathways, we may be able to enhance the body’s natural ability to protect and repair neuronal networks by reducing inflammation, promoting regeneration, and reducing disease-specific protein pathologies, thereby positively impacting the course of disease. We aim to achieve these goals by advancing our pipeline of novel small molecule compounds which are designed to and have exhibited properties in enhancing the neurotrophic HGF system in either the CNS, by crossing the BBB, or the PNS.

Our lead drug candidate, fosgonimeton, is a potentially first-in-class, small molecule drug candidate designed to positively modulate the neurotrophic HGF system for potential treatment of CNS disorders. The effects of fosgonimeton in its primary target indication, AD, are currently being evaluated in multiple clinical trials:

•
ACT-AD* was a randomized, double-blind, placebo-controlled, parallel-group 26-week exploratory Phase 2 clinical trial in mild-to-moderate AD, with ERP P300 latency as the primary endpoint. Initiated in November 2020, the trial was designed to better characterize the overall effects of fosgonimeton on working memory processing speed and cognitive measures and inform the Phase 2/3 LIFT-AD trial. Topline results for this exploratory Phase 2 ACT-AD trial were announced in June 2022, and the primary and all secondary endpoints were not met by protocoled analysis. However, a post hoc analysis of results from ACT-AD in a pre-specified subgroup suggested positive effects on measures of cognition, function and neurodegeneration in participants taking fosgonimeton alone without background AChEIs. Additionally, data from post hoc analysis of plasma biomarkers from participants on fosgonimeton without background AChEIs showed descriptive improvements (non-statistically significant) in markers of neuroinflammation and AD-specific protein pathologies when compared to placebo. Fosgonimeton was generally well tolerated in the ACT-AD study, with a favorable safety profile, and there were no treatment related serious adverse events or deaths observed.
•
LIFT-AD is a randomized, double-blind, placebo-controlled, parallel-group 26-week Phase 2/3 clinical trial with fosgonimeton for the treatment of mild-to-moderate AD. In September 2020, we began site initiation and patient screening for LIFT-AD. The primary endpoint for the Phase 2/3 LIFT-AD trial will be measured by the GST, which is a composite score that combines the scores from cognition (ADAS-Cog11), and function (ADCS-ADL23). Guided by the results from the completed exploratory ACT-AD Phase 2 trial, in September 2022, we proactively amended LIFT-AD to focus on participants not on background AChEIs. In October 2022, we announced that following an unblinded interim efficacy and futility analysis, an independent DMC recommended continuation of the LIFT-AD trial. The committee also determined that, with the additional enrollment of fewer than 150 participants for a total enrollment of less than 300 participants without background AChEIs, the amended trial will be well powered for the primary endpoint given the preliminary effect size observed. In May 2023, we further amended LIFT-AD to focus on 40 mg dosing, which we have selected for further development and as the potential dose for regulatory approval of fosgonimeton in this indication. This selection was based on a review of the totality of the preclinical and clinical data, biomarker results, observations from the open label extension study and in consultation with independent regulatory and biostatistical consultants based on patients treated with 40 mg fosgonimeton without concomitant AChEIs. In January 2024 we announced the completion of enrollment with a total of 318 patients randomized. We expect to report topline LIFT-AD results in the second half of 2024. In July 2023, we completed an end of Phase 2 meeting with the FDA to gain alignment on our plans for the continued clinical development of fosgonimeton as a treatment for mild-to-moderate AD. During this meeting we provided an update and discussed with the FDA the ongoing LIFT-AD trial, including use of the 40 mg dose, concomitant AChEIs use, biomarker analyses including NfL, and the SAP. The FDA noted the importance of showing effects on both cognition (ADAS-Cog11) and function (ADCS-ADL23) in the trial population. The FDA is open to ongoing dialogue with us regarding the LIFT-AD trial once completed as well as other aspects of our program to develop fosgonimeton as a potential treatment for mild-to-moderate AD.
•
In July 2021, we announced that we are enrolling participants into a 26-week OLEX trial* for our LIFT-AD and ACT-AD clinical trials, allowing us to collect up to a total of one year of safety data with fosgonimeton. In May 2022, we announced that we extended the 26-week OLEX for our LIFT-AD and ACT-AD clinical trials for an additional 12 months, enabling eligible participants who have completed either trial and elect to participate in the ongoing OLEX to receive up to 18 months of open-label treatment with fosgonimeton. In May 2023, we amended the OLEX to further extend the trial by an additional 12 months. Eligible participants who have completed the LIFT-AD or ACT-AD trials and elect to participate in the ongoing OLEX may now receive up to 30 months of open-label treatment, which allows us to collect up to 36 months total of long-term exposure data.

*The ACT-AD trial and the related OLEX for ACT-AD participants have been supported by a grant from the National Institute on Aging of the National Institutes of Health under Award Number R01AG06268. The information presented is solely the responsibility of Athira and does not necessarily represent the official views of the National Institutes of Health.

The following figure illustrates the current development stage of our proprietary drug candidates and early discovery and development programs. Our pipeline consists of both BBB permeable and peripherally restricted drug candidates for CNS, PNS and other indications. In addition, we are exploring the use of our ATH compounds in additional indications in the CNS and PNS as we aim to improve neuronal health in multiple neurodegenerative diseases. Our drug discovery efforts are focused on designing and testing new early compounds to enhance the HGF/MET system for a variety of clinical applications.

We constantly strive to grow and optimize our portfolio through in-house discovery and plan on additional external business development activities enabled by our innovative internal research and development capabilities.

We were incorporated in March 2011 and since our inception, we have devoted substantially all of our resources to our research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. We do not have any drug products approved for commercial sale, and we have not generated any revenues related to our drug products since inception. Our ability to generate drug product revenue sufficient to achieve profitability, if ever, will depend on the successful development of one or more of our drug candidates which we expect will take a number of years.

We are focused on the development of small molecule therapeutics which enables us to use well-established and widely available manufacturing processes and infrastructure, formulation compositions and drug administration technologies or devices. We do not currently operate our own facilities for manufacturing, storing, or distributing our drug candidates. We utilize third-party CMOs to manufacture and supply our preclinical and clinical materials during the development of our drug candidates. We believe the synthesis of fosgonimeton is reliable and reproducible and the synthetic methods can be further optimized to enable large-scale production that continues to avoid use of toxic materials or specialized equipment or handling during the manufacturing process. We plan to continue to optimize the manufacturing process to support future large-scale and commercial supply. Our goal is to identify and develop small molecule drug candidates that are cost-effective to manufacture and easily transferable to third party CMOs. We expect to use similar contract resources for commercialization of our drug products, at least until our resources and operations are at a scale that justifies investment in internal manufacturing capabilities.

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We intend to build a commercial infrastructure to support sales of our drug candidates. We expect to manage sales, marketing and distribution through internal resources and third-party relationships. While we may commit significant financial and management resources to commercial activities, we will also consider collaborating with one or more pharmaceutical companies to enhance our commercial capabilities.

To date, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock in our IPO and in a subsequent follow-on public offering, the sale and issuance of convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From inception to December 31, 2023, we have raised aggregate net cash proceeds of approximately $407.4 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes. We have incurred significant operating losses to date. Our net losses were $117.7 million and $95.6 million for the years ended December 30, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $309.2 million and cash, cash equivalents and investments of $147.4 million.

We expect to continue to incur increasing operating losses for the foreseeable future as we:

•
continue to advance fosgonimeton and our other drug candidates through preclinical studies and clinical trials, and continue the open label extension of the ACT-AD and LIFT-AD trials;
•
expand our pipeline of drug candidates;
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
•
seek regulatory approval for any drug candidates that successfully complete clinical trials;
•
establish a sales, marketing and distribution infrastructure to commercialize any drug candidate for which we may obtain marketing approval; and
•
incur legal expenses associated with ongoing litigation, as further described in “Part I, Item 3—Legal Proceedings,” and elsewhere in this report.

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We will require substantial additional funding to support our continuing operations and further the development of our drug candidates. Until such time as we can generate significant revenue from drug product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which could include income from collaboration, licensing or similar arrangements, for the foreseeable future. Adequate funding may not be available when needed or on terms acceptable to us, or at all. If we are unable to raise additional capital as needed, we may have to significantly delay, scale back or discontinue development of our drug candidates. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our drug product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report.

Our Collaboration and Grant Agreements

Amended and Restated WSU License Agreement

We are party to an amended and restated exclusive license agreement with sublicensing terms with WSU that we entered into in 2015. Under this agreement, we have an exclusive license to make, use, sell, and offer for sale products covered by certain licensed patents, including dihexa, the chemical compound into which fosgonimeton metabolizes following administration. The term of the license continues until the earlier of the date in which no valid claim remains enforceable and the payment of royalties ceases for more than four consecutive quarters after such royalty payments begin.

The initiation of our first Phase 2 clinical trial in September 2020 triggered a $50,000 liability to WSU, which was paid in full as of December 31, 2020.

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

National Institutes of Health Grant

In December 2020, we accepted a grant from the NIH to support our ACT-AD Phase 2 clinical trial for fosgonimeton. Under the terms of the agreement and approval received from the NIH, we were awarded an aggregate of $15.2 million, all of which had been received as of December 31, 2023. For additional information regarding this grant, see the section of this report titled “Business—Our Collaboration and Grant Agreements.” We recognized $0.2 million and $5.2 million of income related to our NIH grant during the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, we received cash of $1.4 million and $6.3 million, respectively, in connection with the NIH grant. As of December 31, 2022, we had incurred qualifying expenses in excess of cash received of approximately $1.2 million, which is included in unbilled grant receivable on the consolidated balance sheets. As of December 31, 2023, we had recognized aggregate grant income of $15.2 million in connection with the NIH grant, equal to the total grant amount approved. We will not recognize any additional grant income in connection with the NIH grant in the future.

Components of Operating Results

Operating Expenses

Research and Development

Research and development expenses consist primarily of direct and indirect costs incurred for our research activities, including development of the ATH platform, our drug discovery efforts and the development of our drug candidates. Direct costs include laboratory materials and supplies, contracted research and manufacturing, clinical trial costs, consulting fees, and other expenses incurred to sustain our research and development program. Indirect costs include personnel-related expenses, consisting of employee salaries, related benefits, and stock-based compensation expense for employees engaged in research and development activities, and facilities and other expenses consisting of direct and allocated expenses for rent and depreciation, and lab consumables.

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

As of the date of this report, we cannot reasonably determine the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our drug candidates. Drug candidates in later stages of development generally have higher development costs than those in earlier stages. We expect that our research and development expenses will increase for the foreseeable future as we continue to invest in research and development activities related to developing our drug candidates, as our drug candidates advance into later stages of development, as we conduct larger clinical trials, as we seek regulatory approvals for any drug candidates that successfully complete clinical trials, as we expand our drug product pipeline, as we maintain, expand, protect and enforce our intellectual property portfolio, and as we incur expenses associated with hiring additional personnel to support our research and development efforts. In particular, we have seen, and expect to continue to see, our research and development expenses increase as we conduct our clinical trials for fosgonimeton, including open-label extensions for those trials. Additionally, we may experience an overall increase in research and development expenses as a result of inflation.

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our drug candidates is highly uncertain. Our research and development expenses may vary significantly based on factors such as:

•
the number and scope of preclinical and IND-enabling studies;
•
the phases of development of our drug candidates;
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
•
the cost and timing of manufacturing of our drug candidates;
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

A change in the outcome of any of these variables with respect to the development of any of our drug candidates could significantly change the costs and timing associated with the development of that drug candidate.

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

Legal Settlement and Insurance Recovery Related to Legal Settlement

Legal settlement expense and insurance recovery related to legal settlement consist of the proposed settlement of the securities class action litigation and the amount to be covered by our insurers. For more information see Part I, Item 3 “Legal Proceedings—Securities Class Actions".

Grant Income

Grant income consists of income related to the NIH grant and is recognized as qualifying expenses under the grant agreement are incurred. As of December 31, 2023, we had recognized aggregate grant income of $15.2 million in connection with the NIH grant, equal to the total grant amount approved. We will not recognize additional grant income in connection with the NIH grant in the future.

Other Income, Net

Other income, net consists primarily of interest earned on our cash, cash equivalents and investments and the amortization of premiums and accretion of discounts on our available-for-sale securities. Absent further fundraising, we expect interest earned on our cash, cash equivalents and investments to decrease as we continue to expend our cash balances to fund our ongoing operations.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,
			Dollar	%
	2023	2022	Change	Change
	(in thousands)
Operating expenses:
Research and development	$93,790	$61,464	$32,326	53%
General and administrative	33,304	32,552	752	2
Legal settlement	—	10,000	(10,000)	(100)
Insurance recovery related to legal settlement	(1,628)	—	(1,628)	(100)
Total operating expenses	125,466	104,016	21,450	21
Loss from operations	(125,466)	(104,016)	(21,450)	21
Grant income	157	5,161	(5,004)	(97)
Other income, net	7,637	3,216	4,421	137
Net loss	$(117,672)	$(95,639)	$(22,033)	23

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Year Ended December 31,
			Dollar	%
	2023	2022	Change	Change
	(in thousands)
Direct costs:
Fosgonimeton (ATH-1017)	$66,524	$39,416	$27,108	69%
ATH-1020	704	1,874	(1,170)	(62)
Preclinical programs and other direct costs	6,619	5,978	641	11
Total direct costs	73,847	47,268	26,579	56
Indirect costs:
Personnel-related costs, including stock- based compensation	17,955	12,620	5,335	42
Facilities and other costs	1,988	1,576	412	26
Total research and development expenses	$93,790	$61,464	$32,326	53

Research and development expenses increased by $32.3 million, from $61.5 million for the year ended December 31, 2022 to $93.8 million for the year ended December 31, 2023. The increase was driven primarily by an increase in expenses for fosgonimeton of $27.1 million related to continued patient enrollment and clinical site visit activity for our Phase 2/3 clinical trial and the corresponding open-label extension for our Phase 2 and Phase 2/3 clinical trials, as well as higher costs relating to manufacturing process development and increases in manufacturing batch size capabilities, an increase in personnel-related costs of $5.3 million due to changes in headcount and an increase in stock-based compensation expense in connection with current period equity grants to new hires and existing employees, an increase in preclinical research and development expenses of $0.6 million, and an increase of $0.4 million related to facilities and other indirect costs, partially offset by a decrease in ATH-1020 program expenses of $1.2 million.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million, from $32.6 million for the year ended December 31, 2022 to $33.3 million for the year ended December 31, 2023. The increase was primarily due to an increase in personnel-related expenses of $1.0 million driven by changes in headcount, an increase in consulting and professional services expenses of $0.7 million, an increase in business development expenses of $0.4 million, and an increase in facilities expenses of $0.3 million, partially offset by a decrease in general corporate expenses of $0.9 million and a decrease in legal costs of $0.8 million.

Legal Settlement Expense and Insurance Recovery Related to Legal Settlement

In connection with the proposed settlement of the securities class action litigation, we recorded a legal settlement expense of $10.0 million for the year ended December 31, 2022. Additionally, we recorded an insurance recovery of $1.6 million for the year ended December 31, 2023, representing the amount of the settlement to be covered by our insurers. For more information see the section of this report titled “Legal Proceedings—Securities Class Actions".

Grant Income

Grant income decreased by $5.0 million, from $5.2 million for the year ended December 31, 2022 to $0.2 million for the year ended December 31, 2023. Grant income recognized during the year ended December 31, 2023 of $0.2 million represented the remaining balance of the total $15.2 million approved grant amount available at the beginning of the year, all of which was recognized during the three months ended March 31, 2023.

Other Income, Net

Other income, net, increased by $4.4 million, from $3.2 million for the year ended December 31, 2022 to $7.6 million for the year ended December 31, 2023 due to higher income from accretion of discounts on debt securities purchased below par value and held to maturity, in addition to higher interest income earned on our available-for-sale securities resulting from rising interest rates on debt securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From our inception through December 31, 2023, we have raised aggregate net cash proceeds of $407.4 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes.

As of December 31, 2023, we had $147.4 million in cash, cash equivalents and investments and have not generated positive cash flows from operations. Since our inception, we have devoted substantially all of our resources to our research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Material Cash and Future Funding Requirements

Our material cash requirements include our operating leases for laboratory and office facilities. As of December 31, 2023, we had lease payment obligations of $1.8 million, with $0.5 million payable within 12 months. For additional information regarding our lease commitments, see Note 7 to our consolidated financial statements included elsewhere in this report. We are contingently committed to $0.9 million of potential future milestone payments, in addition to sales-based payments and royalties, under our license agreement with WSU. Payments generally are due and payable only upon achievement of certain developmental, regulatory, and sales milestones for which the specific timing cannot be predicted. Refer to Note 6 to our consolidated financial statements for additional information regarding the WSU license agreement. Additionally, we have purchase obligations and open purchase orders that support normal operations and are primarily due in the next 12 months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions. We also anticipate that our research and development expenses and our general and administrative expenses will increase over at least the near-term as we advance our clinical development and our drug candidates through clinical trials, increase our headcount to support our operations, and incur legal and other professional expenses related to our ongoing legal proceedings. We cannot predict with certainty the amount and timing of these increased expenses.

Based upon our current operating plan, we estimate that our $147.4 million of cash, cash equivalents and investments at December 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report. We will need to raise substantial additional capital to fund the development of our drug candidates. Until such time as we can generate significant revenue from drug product sales, we expect to finance our operations through the sale of equity securities, debt financings, or other capital, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants. For example, in January 2023, we entered into a sales agreement with Cantor Fitzgerald and BTIG to sell shares of our common stock having aggregate sales proceeds of up to $75.0 million, from time to time, through an ATM equity offering program under which Cantor Fitzgerald and BTIG are acting as sales agents. As of the date of this report, we have not sold any securities pursuant to this ATM offering. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our drug product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of biotechnology products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•
the scope, timing, progress and results of our ongoing preclinical studies and clinical trials of our drug candidates;
•
the number of trials required for regulatory approval, in particular with respect to fosgonimeton for the treatment of mild-to-moderate AD;
•
the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials of other drug candidates that we may pursue;

•
our ability to establish and maintain collaboration, licensing or other similar arrangements, and the financial terms of any such arrangements, including the timing and amount of any future milestone, royalty or other payments due thereunder;
•
the costs, timing and outcome of regulatory review of our drug candidates;
•
the costs and timing of future commercialization activities, including drug product manufacturing, marketing, sales and distribution, for any of our drug candidates for which we receive marketing approval;
•
the revenue, if any, received from commercial sales of our drug candidates for which we receive marketing approval;
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

A change in the outcome of any of these or other factors with respect to the development of any of our drug candidates could significantly change the costs and timing associated with the development of that drug candidate. Furthermore, our operating plan may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plan.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(100,753)	$(72,469)
Investing activities	95,089	57,664
Financing activities	493	654
Net decrease in cash, cash equivalents and restricted cash	$(5,171)	$(14,151)

Operating Activities

During the year ended December 31, 2023, net cash used in operating activities was $100.8 million. This consisted primarily of a net loss of $117.7 million, partially offset by non-cash charges of $10.4 million and a decrease in our net operating assets of $6.5 million. The non-cash charges primarily consisted of stock-based compensation expense, depreciation expense, and amortization of premiums and accretion of discounts on our available-for-sale securities. The decrease in our net operating assets was primarily due to a decrease in unbilled grant receivable and an increase in accounts payable and accrued expenses, partially offset by the recognition of an insurance recovery receivable related to the securities class action litigation.

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

Investing Activities

During the year ended December 31, 2023, net cash provided by investing was $95.1 million. This consisted of maturities of available-for-sale securities of $123.1 million, partially offset by purchases of available-for-sale securities of $27.7 million and property and equipment of $0.3 million.

During the year ended December 31, 2022, net cash provided by investing was $57.7 million. This consisted of maturities of available-for-sale securities of $154.1 million, partially offset by purchases of available-for-sale securities of $95.3 million and property and equipment of $1.1 million.

Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $0.5 million, consisting of proceeds received from exercises of stock options.

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

Grant Income

In December 2020, we accepted a grant from the NIH to support our ACT-AD Phase 2 clinical trial for fosgonimeton. As of December 31, 2023, we have recognized aggregate grant income of $15.2 million in connection with the NIH grant, equal to the total grant amount approved and we will not recognize any additional grant income in connection with the NIH grant. We recognized income related to the NIH grant within the consolidated statement of operations and comprehensive loss as qualifying expenses under the grant agreement are incurred. We recorded qualifying expenses incurred in excess of cash received in unbilled grant receivable on the consolidated balance sheets.

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

We recorded stock-based compensation expense of $10.6 million and $10.6 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there was $16.0 million of total unrecognized stock-based compensation expense related to non-vested stock options which we expect to recognize over a remaining weighted-average period of 1.99 years. We expect to continue to grant stock options and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

As of December 31, 2023, we had $9.5 million of federal NOL carryforwards and $12.4 million of tax credit carryforwards which expire over a period of 8 to 14 years. As of December 31, 2023, we had $138.7 million of such NOLs that do not expire. As of December 31, 2023, we also had state net operating loss carryforwards of $3.3 million, which expire over a period of 18 to 20 years.

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

Item 8. Financial Statements and Supplementary Data.

Athira Pharma, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Athira Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Athira Pharma, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Seattle, Washington

February 22, 2024

Athira Pharma, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$90,584	$95,966
Short-term investments	56,835	104,378
Unbilled grant receivable	—	1,227
Prepaid expenses and other current assets	5,682	5,962
Insurance recovery receivable related to legal settlement (Note 7)	1,628	—
Total current assets	154,729	207,533
Restricted cash	631	420
Property and equipment, net	3,388	4,053
Operating lease right-of-use asset	1,049	1,263
Long-term investments	—	44,829
Other long-term assets	448	55
Total assets	$160,245	$258,153
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$129	$2,501
Accrued liabilities	18,343	8,604
Accrued legal settlement (Note 7)	10,000	10,000
Current operating lease liability	368	326
Total current liabilities	28,840	21,431
Operating lease liability, less current portion	1,217	1,585
Total liabilities	30,057	23,016
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively; 38,172,603 and 37,877,387 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	439,739	428,623
Accumulated other comprehensive loss	(349)	(1,956)
Accumulated deficit	(309,206)	(191,534)
Total stockholders' equity	130,188	235,137
Total liabilities and stockholders' equity	$160,245	$258,153

The accompanying notes are an integral part of these consolidated financial statements.

Athira Pharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$93,790	$61,464
General and administrative	33,304	32,552
Legal settlement	—	10,000
Insurance recovery related to legal settlement	(1,628)	—
Total operating expenses	125,466	104,016
Loss from operations	(125,466)	(104,016)
Grant income	157	5,161
Other income, net	7,637	3,216
Net loss	$(117,672)	$(95,639)
Unrealized gain (loss) on available-for-sale securities	1,607	(1,568)
Comprehensive loss attributable to common stockholders	$(116,065)	$(97,207)
Net loss per share attributable to common stockholders, basic and diluted	$(3.09)	$(2.53)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	38,020,182	37,733,240

The accompanying notes are an integral part of these consolidated financial statements.

Athira Pharma, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2022	37,379,077	$4	$417,363	$(388)	$(95,895)	$321,084
Issuance of common stock upon exercise of common stock options and vesting of restricted stock units	419,949	—	309	—	—	309
Issuance of common stock under employee stock purchase plan	78,361	—	345	—	—	345
Stock-based compensation	—	—	10,606	—	—	10,606
Unrealized loss on available-for-sale securities	—	—	—	(1,568)	—	(1,568)
Net loss	—	—	—	—	(95,639)	(95,639)
Balance as of December 31, 2022	37,877,387	$4	$428,623	$(1,956)	$(191,534)	$235,137
Issuance of common stock upon exercise of common stock options	128,534	—	167	—	—	167
Issuance of common stock under employee stock purchase plan	166,682	—	326	—	—	326
Stock-based compensation	—	—	10,623	—	—	10,623
Unrealized gain on available-for-sale securities	—	—	—	1,607	—	1,607
Net loss	—	—	—	—	(117,672)	(117,672)
Balance as of December 31, 2023	38,172,603	$4	$439,739	$(349)	$(309,206)	$130,188

The accompanying notes are an integral part of these consolidated financial statements.

Athira Pharma, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net loss	$(117,672)	$(95,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,623	10,606
Depreciation expense	969	845
Non-cash lease expense	214	203
Amortization of premiums and accretion of discounts on available-for-sale securities, net	(1,414)	(422)
Changes in operating assets and liabilities:
Unbilled grant receivable	1,227	1,109
Prepaid expenses and other current and long-term assets, net	(113)	(1,257)
Insurance recovery receivable related to legal settlement	(1,628)	—
Accounts payable and accrued liabilities	7,367	2,101
Accrued legal settlement	—	10,000
Operating lease liability	(326)	(15)
Net cash used in operating activities	(100,753)	(72,469)
Investing activities
Purchases of available-for-sale securities	(27,671)	(95,288)
Maturities of available-for-sale securities	123,064	154,093
Purchases of property and equipment	(304)	(1,141)
Net cash provided by investing activities	95,089	57,664
Financing activities
Proceeds from exercise of common stock options and issuance of common stock under employee stock purchase plan	493	654
Net cash provided by financing activities	493	654
Net decrease in cash, cash equivalents and restricted cash	(5,171)	(14,151)
Cash, cash equivalents and restricted cash, beginning of period	96,386	110,537
Cash, cash equivalents and restricted cash, end of period	$91,215	$96,386

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

Liquidity and Capital Resources

Since the Company’s inception, it has funded its operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From the Company’s inception through December 31, 2023, it has raised aggregate net cash proceeds of $407.4 million primarily from the issuance of its common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes. As of December 31, 2023, the Company had $147.4 million in cash, cash equivalents, and investments and had not generated positive cash flows from operations. Since the Company’s inception, it has devoted substantially all of its resources to its research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Based upon the Company’s current operating plan, it estimates that its $147.4 million of cash, cash equivalents, and investments at December 31, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months following the date of the Company’s Annual Report on Form 10-K.

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

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the operations of Athira Pharma, Inc., and its wholly owned Australian subsidiary. All intercompany balances and transactions have been eliminated upon consolidation.

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

Restricted Cash

Restricted cash consists primarily of collateral pledged in connection with the Company's corporate credit cards. The table below reconciles the balances of cash and cash equivalents and restricted cash reported on the consolidated balance sheets to the balances of cash, cash equivalents and restricted cash reported on the consolidated statements of cash flows.

	December 31,
	2023	2022
Cash and cash equivalents	$90,584	$95,966
Restricted cash	631	420
Cash, cash equivalents and restricted cash	$91,215	$96,386

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

Property and Equipment

Property and equipment consist of computer equipment, computer software, laboratory equipment, leasehold improvements and furniture and office equipment. Property and equipment, excluding leasehold improvements, are recorded at cost and depreciation is recognized using the straight-line method based on estimated useful life, generally three to five years. Leasehold improvements are amortized over the shorter of their useful life or the remaining lease term. Maintenance and repairs are charged to expense as incurred, and costs of improvements are capitalized.

The Company reviews long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset group may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess of the asset's carrying amount over its fair value. Gains and losses from asset disposals and impairment losses are classified within the consolidated statements of operations and comprehensive loss in accordance with the use of the asset. There were no impairment losses in the years ended December 31, 2023 and 2022 as there have been no events warranting an impairment analysis.

Fair Value Measurements

The carrying amounts of certain financial instruments, including cash, cash equivalents, restricted cash, investments, accounts payable and accrued expenses approximate their fair values due to the short-term nature of those amounts.

Grant Income

In December 2020, the Company accepted a grant from the National Institute on Aging (“NIA”) of the National Institutes of Health (“NIH”) to support its ACT-AD Phase 2 clinical trial for fosgonimeton (then-named ATH-1017), the Company’s lead therapeutic candidate being developed for the treatment of individuals with mild-to-moderate Alzheimer’s disease. The Company recognizes income related to the NIH grant in the accompanying consolidated statements of operations and comprehensive loss as qualifying expenses under the grant agreement are incurred. As of December 31, 2023, the Company has recognized aggregate grant income of $15.2 million in connection with the NIH grant, equal to the total grant amount approved. The Company will not recognize any additional grant income in connection with the NIH grant in the future.

During the years ended December 31, 2023 and 2022, the Company recognized grant income of $0.2 million and $5.2 million, respectively, in connection with the NIH grant. As of December 31, 2022, the Company incurred qualifying expenses in excess of cash received of $1.2 million, which is included in unbilled grant receivable on the consolidated balance sheets. The Company received cash of $1.4 million related to the NIH grant during the year ended December 31, 2023, compared to $6.3 million during the year ended December 31, 2022.

Research and Development Expenses

Research and development expenses consist primarily of direct and indirect costs incurred for research activities, including development of the pipeline from the Company’s proprietary drug discovery platform (“ATH platform”), the Company’s drug discovery efforts and the development of its drug candidates. Direct costs include laboratory materials and supplies, contracted research and manufacturing, clinical trial costs, consulting fees, and other expenses incurred to sustain the Company’s research and development program. Indirect costs include personnel-related expenses, consisting of employee salaries, related benefits, and stock-based compensation expense for employees engaged in research and development activities, and facilities and other expenses consisting of direct and allocated expenses for rent and depreciation and lab consumables.

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

Leases

The Company adopted Accounting Standards Codification (“ASC”) Topic 842 - Leases effective January 1, 2020. The Company determines if an arrangement contains a lease at inception. The Company performed an evaluation of contracts in accordance with ASC 842 and has determined it has an operating lease agreement for the laboratory and office facilities that the Company occupies. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized at the date the underlying asset becomes available for the Company’s use. Operating lease liabilities are based on the present value of the future minimum lease payments over the lease term. ROU assets are measured at the amount of the lease liability, adjusted for any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. As the Company’s leases generally do not provide an implicit interest rate, the present value of the future minimum lease payments is determined using the Company’s incremental borrowing rate. This rate is an estimate of the collateralized borrowing rate the Company would incur on its future lease payments over a similar term and is based on the information available to the Company at the lease commencement date.

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

The following tables reflect the Company’s financial asset balances measured at fair value on a recurring basis (in thousands):

	December 31, 2023
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$63	$—	$—	$63
Commercial paper	2	59,227	—	(30)	59,197
Total cash equivalents		$59,290	$—	$(30)	$59,260
Short-term investments:
Commercial paper	2	6,431	—	(4)	6,427
U.S. government debt and agency securities	2	50,723	—	(315)	50,408
Total short-term investments		$57,154	$—	$(319)	$56,835

	December 31, 2022
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$7	$—	$—	$7
Commercial paper	2	78,028	—	(26)	78,002
Total cash equivalents		$78,035	$—	$(26)	$78,009
Short-term investments:
Commercial paper	2	36,933	—	(168)	36,765
U.S. government debt and agency securities	2	65,157	—	(784)	64,373
Corporate bonds	2	3,302	—	(62)	3,240
Total short-term investments		$105,392	$—	$(1,014)	$104,378
Long-term investments:
U.S. government debt and agency securities	2	45,745	—	(916)	44,829
Total long-term investments		$45,745	$—	$(916)	$44,829

All the commercial paper, U.S. government debt, and agency securities, U.S. treasury bills, and corporate bonds designated as short-term investments have an effective maturity date that is equal to or less than one year from the respective balance sheet date. Those that are designated as long-term investments have an effective maturity date that is more than one year, but less than two years, from the respective balance sheet date.

As of December 31, 2023, the Company does not intend to sell any securities in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell such securities prior to the recovery of the amortized cost basis. Based on the Company's assessment, the Company concluded all impairments as of December 31, 2023 to be due to factors other than credit loss, such as changes in interest rates. A credit loss allowance was not recognized and the unrealized gains (losses) for available-for-sale securities were recorded in other comprehensive loss.

4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2023	2022
Lab equipment	$688	$433
Office furniture, fixtures, and computer equipment	712	692
Leasehold improvement	4,322	4,296
Property and equipment, at cost	5,722	5,421
Less: accumulated depreciation	(2,334)	(1,368)
Property and equipment, net	$3,388	$4,053

Depreciation expense was $969,000 and $845,000 for the years ended December 31, 2023 and 2022, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Research and development expenses	$11,916	$3,843
Employee compensation and benefits	4,545	3,415
Professional services and other	1,882	1,346
Total accrued liabilities	$18,343	$8,604

6. Significant Agreements

WSU License Agreement

The Company is party to an amended and restated exclusive license agreement with sublicensing terms with WSU that the Company entered into in 2015. Under this agreement, the Company has an exclusive license to make, use, sell, and offer for sale products covered by certain licensed patents, including dihexa, the chemical compound into which fosgonimeton metabolizes following administration.

To keep in good standing, the agreement requires the Company to meet certain development milestones and pay annual maintenance fees. All contractual requirements have been met as of December 31, 2023.

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

Under the terms of the agreement, the Company will pay a royalty in the mid-single digits of net sales, with the first $100,000 of net sales being exempt from royalty payment, and annual minimum royalty payments of $25,000 beginning after the first commercial sale of a licensed product. As of December 31, 2023, no sales of any licensed products had occurred and the Company had not incurred a royalty obligation under this agreement.

Additionally, the agreement allows the Company to sublicense the rights conveyed by the agreement, subject to additional payments to WSU based upon the sublicense consideration received in such event. Such amounts are dependent on the terms of the underlying sublicense and range from the mid-single digits to mid-teens of any non-sales based payments received, and low twenties of net sales based sublicense royalties. As of December 31, 2023, the Company has not entered into or incurred any liability from a sublicense agreement.

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

On March 10, 2023, following a mediation and the parties’ agreement in principle to settle the securities class action, the court entered a stipulated order setting a deadline of April 28, 2023 for the parties to file a stipulation of settlement and for lead plaintiffs to file a motion for preliminary approval of the settlement, which the parties filed on that date. The settlement is subject to preliminary and final approval by the U.S. District Court for the Western District of Washington. On May 31, 2023, the court issued a minute order requiring the parties to file a joint status report on or before June 30, 2023 addressing several aspects of the proposed settlement, including revision of certain notices to putative class members regarding the settlement, which the parties filed on that date. On September 27, 2023, the court issued an order denying plaintiffs’ motion for preliminary approval without prejudice, citing the motion’s failure to satisfy the court’s questions and concerns regarding traceability of certain Securities Act claims. The court permitted plaintiffs to file a renewed motion for preliminary approval, which plaintiffs filed on December 15, 2023.

On February 15, 2024, the court issued an order granting in part and deferring in part plaintiffs’ renewed motion for preliminary approval and ordered the parties to submit a joint status report by March 15, 2024 proposing a date on which the court may schedule the final approval hearing, among other things. In its order, the court preliminarily approved the proposed settlement and certified a class and two subclasses. The court deferred ruling in part as to the proposed notices and claim form relating to the settlement.

As a result of the foregoing, the Company recorded a legal settlement expense of $10.0 million in operating expenses in the fourth quarter of 2022 and an accrued liability of $10.0 million on the accompanying consolidated balance sheets. Additionally, the Company recorded an insurance recovery of $1.6 million in operating expenses in the fourth quarter of 2023 and an insurance recovery receivable of $1.6 million on the accompanying consolidated balance sheets. This insurance recovery represents the amount of the settlement to be covered by the Company's insurers.

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

On May 26, 2022, the court issued an order consolidating the cases and staying them until further order of the court. The Company believes it has adequate reserves related to this matter as of the latest balance sheet date.

Government Investigations

In November 2022, the Company received a Civil Investigative Demand from the Civil Division of the Department of Justice (the "Demand"). The Demand seeks documents and information relating to our relationship with WSU, certain of our grant applications in 2016 and 2019 with the NIH, and our receipt of a NIH grant in 2020. The Company is cooperating with the Department of Justice with respect to the Demand.

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

Operating Leases

The Company has operating leases for laboratory and office facilities in Bothell, Washington that expire in August 2027. The initial terms of the leases range from 6.3 to 7 years and the Company has options to extend the leases for an additional five years that it is not reasonably certain to exercise. As of December 31, 2023, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

December 31, 2023
2024	480
2025	494
2026	509
Thereafter	346
Total undiscounted lease payments	1,829
Present value adjustment for minimum lease commitments	(244)
Net lease liability	$1,585

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

December 31, 2023
Weighted average remaining lease term (years)	3.7
Weighted average discount rate	8.1%

Operating lease expense was $353,000 and $368,000 for the years ended December 31, 2023 and 2022, respectively. Separately, variable lease expense was $186,000 and $167,000 for operating leases during the years ended December 31, 2023 and 2022, respectively.

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

The Company has reserved the following shares of common stock for future issuance, on an as-converted basis, as follows:

	December 31,
	2023	2022
Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	7,130,956	4,269,861
Shares available for future grant under the 2020 Equity Incentive Plan	3,158,094	4,253,854
Shares available for future grant under the Employee Stock Purchase Plan	1,128,732	916,640
Total	11,417,782	9,440,355

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

Effective January 1, 2023, the Company’s 2020 Plan and ESPP reserves increased by 1,893,869 shares and 378,774 shares, respectively.

Effective January 1, 2024, the Company’s 2020 Plan and ESPP reserves increased by 1,908,630 shares and 381,726 shares, respectively.

9. Stock-based Compensation

Stock‑based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$4,003	$3,217
General and administrative	6,620	7,389
Total stock-based compensation expense	$10,623	$10,606

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

The fair value of each stock option was estimated using the Black‑Scholes option‑pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.54%	2.15%
Expected volatility	99.18%	92.95%
Expected term (in years)	5.84	6.02
Expected dividend yield	—	—

The grant date fair value of restricted stock units is based upon the fair market value of the Company’s common stock based on its closing price as reported on the date of grant on the Nasdaq Global Select Market.

The fair value of options granted during the years ended December 31, 2023 and 2022 were $9.8 million and $16.3 million, respectively. The fair value of restricted stock units granted during the year ended December 31, 2023 and 2022 was $0.5 million and $0.1 million, respectively.

Stock Option Activity

Changes in shares available for grant under the 2020 Plan during the year ended December 31, 2023 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2022	4,253,854
2020 Plan reserve increase on January 1, 2023	1,893,869
Options and restricted stock units granted	(3,834,783)
Options and restricted stock units forfeited, cancelled, or expired	845,154
Shares available for grant at December 31, 2023	3,158,094

A summary of option activity for the year ended December 31, 2023 was as follows:

	Shares	Weighted- Average Exercise price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	4,033,522	$11.75	8.40	$827
Granted	3,696,783	3.34
Exercised	(128,534)	1.29
Forfeited/expired	(780,902)	6.72
Balance at December 31, 2023	6,820,869	$7.97	8.24	$387
Expected to vest	4,000,554	$6.41	8.72	$—
Options exercisable	2,820,315	$10.18	7.56	$387

The total fair value of options granted that vested during the years ended December 31, 2023 and 2022 was $9.8 million and $6.8 million, respectively.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock underlying all options that were in-the-money at December 31, 2023. The aggregate intrinsic value of options exercised was $0.2 million and $3.0 million during the year ended December 31, 2023 and 2022, respectively, determined as of the date of option exercise. As of December 31, 2023, there was $16.0 million of total unrecognized compensation cost related to non-vested stock options. The Company expects to recognize this cost over a remaining weighted-average period of 1.99 years. The Company utilizes newly issued shares to satisfy option exercises.

Stock options outstanding and exercisable consisted of the following at December 31, 2023:

Exercise Price ($)	Shares Outstanding	Shares Exercisable
0.16 to 4.22	3,709,593	1,005,785
8.93 to 19.94	2,759,028	1,615,758
20.55 to 29.41	352,248	198,772
Total	6,820,869	2,820,315

Restricted Stock Unit Activity

A summary of RSU activity for the year ended December 31, 2023 is as follows:

	Share Equivalent	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2022	236,339	$15.16
Granted	138,000	3.28
Cancelled	(64,252)	7.63
Vested	—	—
Non-vested at December 31, 2023	310,087	$11.44

Employee Stock Purchase Plan

Under the ESPP, eligible employees can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. The ESPP provides for offering periods of six months in duration with one purchase period per offering period beginning May 18 and November 18 of each year. Participants in an offering period will be granted the right to purchase shares of our common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (1) the first day of the offering period or (2) the end of each purchase period within the offering period. A maximum of 10,000 shares of common stock may be purchased by each participant at the purchase date during the offering period. The fair market value of the ESPP options granted is determined using the Black-Scholes model and is amortized on a straight-line basis. Stock-based compensation expense recognized during the years ended December 31, 2023 and 2022 associated with the ESPP was $0.1 million and $0.2 million, respectively. During the year ended December 31, 2023, the Company issued 166,682 shares of common stock to employees under the ESPP.

10. Income Taxes

Components of Income and Income Tax

The Company did not record a provision (benefit) for income taxes for the years ended December 31, 2023 and 2022. Net loss is attributable to the following tax jurisdictions (in thousands):

	Year Ended December 31,
	2023	2022
United States	$(117,440)	$(95,778)
Foreign	(232)	139
Net Loss	$(117,672)	$(95,639)

The provision for income taxes differs from the amount expected by applying the federal statutory rates to the net loss before taxes as follows:

	Year Ended December 31,
	2023	2022
Federal statutory income tax rate	21.0%	21.0%
State taxes	—	(0.4)
Stock-based compensation	(1.1)	(1.3)
Non-deductible expenses and others	(0.1)	(0.1)
Tax credits	4.2	2.2
Change in valuation allowance	(24.0)	(21.4)
Effective income tax rate	—%	—%

Deferred Tax Assets and Liabilities

The components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$31,342	$24,092
Research and development tax credit carryforwards	9,327	4,218
Accrued liabilities	2,828	2,781
Stock-based compensation	2,564	1,676
Operating lease liability	333	404
Other	180	121
Capitalized research and development	25,182	10,729
Total deferred tax assets	71,756	44,021
Deferred tax liabilities:
Right of use asset	(221)	(267)
Prepaid expenses and other	(75)	(475)
Investments	(214)	(294)
Total deferred tax liabilities	(510)	(1,036)
Less valuation allowance	(71,246)	(42,985)
Net deferred tax assets	$—	$—

Deferred income taxes reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, and operating losses and tax credit carryforwards. The Company considers a number of factors concerning the realizability of its net deferred tax assets, including its history of operating losses, the nature of the deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible, all of which require significant judgment. As of December 31, 2023, the Company has recorded a full valuation allowance on its net deferred tax assets as the Company has concluded that it is not more likely than not that such losses or credits will be utilized. The valuation allowance increased by $28.3 million and $20.4 million during 2023 and 2022, respectively.

At December 31, 2023, the Company has federal net operating loss and tax credit carryforwards of $9.5 million and $12.4 million, respectively, which expire over a period of 8 to 14 years. Net operating loss carryforwards of $138.7 million were generated after 2017, and therefore do not expire. As of December 31, 2023, the Company also had state net operating loss carryforwards of $3.3 million, which expire over a period of 18 to 20 years.

The Tax Cuts and Jobs Act contained a provision which requires the capitalization of Section 174 costs incurred in years beginning on or after January 1, 2022. Section 174 costs are expenditures which represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software, or technique. This provision changes the treatment of Section 174 costs such that the expenditures are no longer allowed as an immediate deduction but rather must be capitalized and amortized. We have included the impact of this provision, which results in a deferred tax asset of approximately $25.2 million as of December 31, 2023.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for uncertain tax positions were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$1,406	$722
Additions for tax positions taken in prior years	182	-
Additions for tax positions taken in the current year	1,521	684
Ending balance	$3,109	$1,406

If the unrecognized tax benefits for uncertain tax positions as of December 31, 2023 are recognized, there will be no impact to the effective tax rate due to the valuation allowance. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated financial statements. At December 31, 2023, there were no material interest and penalties on uncertain tax benefits. The Company does not anticipate any significant changes to its unrecognized tax benefits in the next 12 months.

11. Employee Benefit Plans

The Company has a 401(k) Plan for all of its employees. The 401(k) Plan allows eligible employees to defer, at the employee’s discretion, up to 100% of their pretax compensation up to the Internal Revenue Service annual limit. The Company made matching contributions of $0.5 million and $0.4 million during the years ended December 31, 2023 and 2022, respectively.

12. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2023	2022
Stock options to purchase common stock	6,820,869	4,033,522
Non-vested Restricted Stock Units	310,087	236,339
Employee stock purchase plan	3,495	5,148
Total	7,134,451	4,275,009

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Item 9B. Other Information.

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1 (f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

The remaining information required by this Item 10 of Form 10-K will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders (2024 Proxy Statement) and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Form 10-K, including with respect to our equity compensation plans, will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

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

(3)
Exhibits

The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-39503	3.1	November 12, 2020

3.2	Amended and Restated Bylaws of the Company	8-K	001-39503	3.1	November 18, 2022

4.1	Specimen Common Stock Certificate of the Registrant	S-1/A	333-248428	4.1	September 14, 2020

4.2	Investors’ Rights Agreement, dated May 29, 2020, as amended, by and among the Registrant and the Investors and Key Holders party thereto	S-1/A	333-248428	4.2	September 9, 2020

4.3	Description of Capital Stock

10.1**	Form of Director and Executive Officer Indemnification Agreement	S-1	333-248428	10.1	August 26, 2020

10.2**	2014 Equity Incentive Plan, as amended	S-1/A	333-248428	10.2	September 9, 2020

10.3**	2020 Equity Incentive Plan	S-1/A	333-248428	10.5	September 9, 2020

10.4**	Form of Stock Option Agreement under the 2020 Equity Incentive Plan	S-1/A	333-248428	10.6	September 9, 2020

10.5**	Form of Restricted Stock Award Agreement under the 2020 Equity Incentive Plan	S-1/A	333-248428	10.7	September 9, 2020

10.6**	Form of RSU Agreement under the 2020 Equity Incentive Plan	S-1/A	333-248428	10.8	September 9, 2020

10.7†	Amended and Restated Standard Exclusive Licensing Agreement with Sublicensing Terms, dated October 28, 2015, by and between the Registrant and Washington State University, and amendments thereto	S-1	333-248428	10.9	August 26, 2020

10.8**	2020 Employee Stock Purchase Plan, as amended and Form of Subscription Agreement Thereunder	10-K	001-39503	10.8	March 23, 2023

10.9	Lease agreement, dated July 20, 2020, by and between the Registrant and North Creek Parkway Center Investors, LP	S-1/A	333-248428	10.11	September 9, 2020

10.10**	Outside Director Compensation Policy, as amended	10-K	001-39503	10.10	March 23, 2023

10.11**	Executive Incentive Compensation Plan	S-1/A	333-248428	10.13	September 9, 2020

10.12**	Confirmatory Employment Letter between the Registrant and Mark Litton, Ph.D.	S-1/A	333-248428	10.15	September 9, 2020

10.13**	Confirmatory Employment Letter between the Registrant and Kevin Church, Ph.D.	S-1/A	333-248428	10.16	September 9, 2020

10.14**	Employment Offer Letter between the Registrant and Andrew Gengos	8-K	001-39503	10.1	May 22, 2023

10.15**	Amended and Restated Change in Control and Severance Agreement between the Registrant and Mark Litton, Ph.D.	8-K	001-39503	10.1	January 31, 2022

10.16**	Change in Control and Severance Agreement between the Registrant and Andrew Gengos	8-K	001-39503	10.2	May 22, 2023

10.17**	Employment Offer Letter between the Registrant and Hans Moebius, Ph.D.	S-1/A	333-248428	10.21	September 14, 2020

10.18**	First Amendment to Employment Agreement between the Registrant and Hans Moebius, Ph.D.	10-K	001-39503	10.27	March 28, 2022

10.19**	Change in Control and Severance Agreement between the Registrant and Hans Moebius, Ph.D.	S-1/A	333-248428	10.22	September 14, 2020

10.20**	Employment Offer Letter between the Registrant and Rachel Lenington	10-Q	001-39503	10.1	August 16, 2021

10.21**	Change in Control and Severance Agreement between the Registrant and Rachel Lenington	10-Q	001-39503	10.2	August 16, 2021

10.22**	Employment Offer Letter between the Registrant and Mark Worthington	10-Q	001-39503	10.3	August 16, 2021

10.23**	Change in Control and Severance Agreement between the Registrant and Mark Worthington	10-Q	001-39503	10.4	August 16, 2021

10.24	First Amendment to Lease by and between the Registrant and Nitrogen Propco 2020, L.P., as	10-Q	001-39503	10.5	August 16, 2021

successor-in-interest to North Creek Parkway Center Investors, L.P., dated June 28, 2021

10.25**	Change in Control and Severance Agreement between the Registrant and Kevin Church	10-K	001-39503	10.28	March 28, 2022

10.26	Controlled Equity Offering Sales AgreementSM, dated January 6, 2023, among the Registrant, Cantor Fitzgerald & Co. and BTIG, LLC	8-K	001-39503	1.01	January 6, 2023

10.27**	Executive Transition Agreement between the Registrant and Hans Moebius dated January 5, 2024	8-K	001-39503	10.1	January 8, 2024

21.1	List of Subsidiaries of the Registrant	S-1/A	333-24828	21.1	September 9, 2020

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in signature pages hereto)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Principal Accounting and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Amended and Restated Compensation Recovery Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

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

Athira Pharma, Inc.

Date: February 22, 2024	By:	/s/ Mark Litton
Mark Litton
President and Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Litton and Andrew Gengos, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Litton	President, Chief Executive Officer and Director	February 22, 2024
Mark Litton	(Principal Executive Officer)

/s/ Andrew Gengos	Chief Financial Officer and Chief Business Officer	February 22, 2024
Andrew Gengos	(Principal Financial and Accounting Officer)

/s/ Kelly A. Romano	Chairwoman of the Board of Directors	February 22, 2024
Kelly A. Romano

/s/ Joseph Edelman	Director	February 22, 2024
Joseph Edelman

/s/ John M. Fluke, Jr.	Director	February 22, 2024
John M. Fluke, Jr.

/s/ James A. Johnson	Director	February 22, 2024
James A. Johnson

/s/ Barbara Kosacz	Director	February 22, 2024
Barbara Kosacz

/s/ Michael Panzara	Director	February 22, 2024
Michael Panzara

/s/ Grant Pickering	Director	February 22, 2024
Grant Pickering