Form 10-Q
period 2024-03-31
Athira Pharma, Inc.
filed 2024-05-15
CIK 1620463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, there were 38,328,652 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Athira Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,821	$90,584
Short-term investments	44,267	56,835
Prepaid expenses and other current assets	4,920	5,682
Insurance recovery receivable related to legal settlement (Note 7)	1,628	1,628
Total current assets	128,636	154,729
Restricted cash	631	631
Property and equipment, net	3,144	3,388
Operating lease right-of-use asset	992	1,049
Other long-term assets	55	448
Total assets	$133,458	$160,245
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$681	$129
Accrued liabilities	14,537	18,343
Accrued legal settlement (Note 7)	10,000	10,000
Current operating lease liability	380	368
Total current liabilities	25,598	28,840
Operating lease liability, less current portion	1,118	1,217
Total liabilities	26,716	30,057
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively; 38,326,652 and 38,172,603 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	442,418	439,739
Accumulated other comprehensive loss	(137)	(349)
Accumulated deficit	(335,543)	(309,206)
Total stockholders' equity	106,742	130,188
Total liabilities and stockholders' equity	$133,458	$160,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$21,236	$21,293
General and administrative	6,451	8,477
Total operating expenses	27,687	29,770
Loss from operations	(27,687)	(29,770)
Grant income	—	157
Other income, net	1,350	1,793
Net loss	$(26,337)	$(27,820)
Unrealized gain on available-for-sale securities	212	927
Comprehensive loss attributable to common stockholders	$(26,125)	$(26,893)
Net loss per share attributable to common stockholders, basic and diluted	$(0.69)	$(0.73)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	38,321,573	37,923,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(in thousands, except share amounts)

(unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2023	37,877,387	$4	$428,623	$(1,956)	$(191,534)	$235,137
Issuance of common stock upon exercise of common stock options	73,213	—	99	—	—	99
Stock-based compensation	—	—	2,782	—	—	2,782
Unrealized gain on available-for-sale securities	—	—	—	927	—	927
Net loss	—	—	—	—	(27,820)	(27,820)
Balance as of March 31, 2023	37,950,600	$4	$431,504	$(1,029)	$(219,354)	$211,125

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2024	38,172,603	$4	$439,739	$(349)	$(309,206)	$130,188
Issuance of common stock upon vesting of restricted stock units	154,049	—	—	—	—	—
Stock-based compensation	—	—	2,679	—	—	2,679
Unrealized gain on available-for-sale securities	—	—	—	212	—	212
Net loss	—	—	—	—	(26,337)	(26,337)
Balance as of March 31, 2024	38,326,652	$4	$442,418	$(137)	$(335,543)	$106,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(26,337)	$(27,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,679	2,782
Depreciation expense	242	236
Non-cash lease expense	57	51
Amortization of premiums and accretion of discounts on available-for-sale securities, net	(266)	(331)
Loss on disposal of equipment	7	—
Changes in operating assets and liabilities:
Unbilled grant receivable	—	1,227
Prepaid expenses and other current and long-term assets, net	1,155	(970)
Accounts payable and accrued liabilities	(3,254)	(1,292)
Operating lease liability	(87)	(77)
Net cash used in operating activities	(25,804)	(26,194)
Investing activities
Purchases of available-for-sale securities	(5,911)	(9,712)
Maturities of available-for-sale securities	18,957	45,475
Purchases of property and equipment	(5)	(241)
Net cash provided by investing activities	13,041	35,522
Financing activities
Proceeds from exercise of common stock options and issuance of common stock under employee stock purchase plan	—	99
Net cash provided by financing activities	—	99
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,763)	9,427
Cash, cash equivalents and restricted cash, beginning of period	91,215	96,386
Cash, cash equivalents and restricted cash, end of period	$78,452	$105,813

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

Liquidity and Capital Resources

Since the Company’s inception, it has funded its operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From the Company’s inception through March 31, 2024, it has raised aggregate net cash proceeds of $407.4 million primarily from the issuance of its common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes.

As of March 31, 2024, the Company had cash, cash equivalents and investments of $122.1 million. The Company’s loss for the quarter ended March 31, 2024 was $26.3 million and cash used in operations for the three months ended March 31, 2024 was $25.8 million. Since the Company’s inception, it has devoted substantially all of its resources to its research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Based upon the Company’s current operating plan, it estimates that its $122.1 million of cash, cash equivalents and investments at March 31, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the 12 months following the date of this report. Historically, the Company has incurred net losses from continuing operations and negative operating cash flows. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs; therefore, the Company will need to continue to raise additional capital to accomplish its operating plan. The Company has a sales agreement in place with Cantor Fitzgerald & Co., or Cantor Fitzgerald, and BTIG, LLC, or BTIG, for an “at the market” equity offering facility through which it may offer and sell shares of its common stock equaling an aggregate amount up to $75.0 million. The Company has not sold any securities pursuant to this ATM offering. Should it be determined to be strategically advantageous, the Company could pursue public and private offerings of its equity securities similar to those the Company has previously completed, debt financings, or other strategic transactions, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants. Should it be necessary to manage operating expenses, the Company could also reduce its projected cash requirements by delaying or terminating clinical trials, reducing selected research and development efforts, or implementing other restructuring activities.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2024, and condensed consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the three months ended March 31, 2024 and 2023, are unaudited. The balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2023. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2024, and the unaudited condensed consolidated results of its operations and its cash flows for the three months ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are also unaudited. The unaudited condensed consolidated results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 22, 2024.

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

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$77,821	$90,584
Restricted cash	631	631
Cash, cash equivalents and restricted cash	$78,452	$91,215

Short-term Investments

The Company generally invests its excess cash in investment grade short- to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, and short-term investments on the unaudited condensed consolidated balance sheets, classified as available-for-sale, and reported at fair value with unrealized gains and losses included in accumulated other comprehensive loss. Amortization and accretion are included in other income, net. Realized gains and losses on the sale of these securities are recognized in other income, net.

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

Research and Development Expenses

Research and development expenses consist primarily of direct and indirect costs incurred for research activities, including development of the pipeline from the Company’s drug discovery efforts and the development of its drug candidates. Direct costs include laboratory materials and supplies, contracted research and manufacturing, clinical trial costs, consulting fees, and other expenses incurred to sustain the Company’s research and development program. Indirect costs include personnel-related expenses, consisting of employee salaries, related benefits, and stock-based compensation expense for employees engaged in research and development activities, and facilities and other expenses consisting of direct and allocated expenses for rent and depreciation and lab consumables.

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

The Company has made a policy election regarding its real estate leases not to separate non-lease components from lease components, to the extent they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease expense. The Company’s leases include variable non-lease components, such as common-area maintenance costs. The Company has elected not to record on the balance sheet a lease that has a lease term of 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise. The Company accounts for leases with initial terms of 12 months or less as operating expenses on a straight-line basis over the lease term.

Lease expense is recognized within operating expenses on a straight-line basis over the terms of the leases. Incentives granted under the Company’s facilities lease, including rent holidays, are recognized as adjustments to lease expense on a straight-line basis over the term of the lease.

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

The following tables reflect the Company’s financial asset balances measured at fair value on a recurring basis (in thousands):

	March 31, 2024
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$30	$—	$—	$30
Commercial paper	2	43,858	—	(22)	43,836
Total cash equivalents		$43,888	$—	$(22)	$43,866
Short-term investments:
Commercial paper	2	9,451	—	(5)	9,446
U.S. government debt and agency securities	2	34,931	—	(110)	34,821
Total short-term investments		$44,382	$—	$(115)	$44,267

	December 31, 2023
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$63	$—	$—	$63
Commercial paper	2	59,227	—	(30)	59,197
Total cash equivalents		$59,290	$—	$(30)	$59,260
Short-term investments:
Commercial paper	2	6,431	—	(4)	6,427
U.S. government debt and agency securities	2	50,723	—	(315)	50,408
Total short-term investments		$57,154	$—	$(319)	$56,835

All the commercial paper, U.S. government debt and agency securities, U.S. treasury bills, and corporate bonds designated as short-term investments have an effective maturity date that is equal to or less than one year from the respective balance sheet date.

As of March 31, 2024, the Company does not intend to sell any securities in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell such securities prior to the recovery of the amortized cost basis. Based on the Company's assessment, the Company concluded all impairments as of March 31, 2024 to be due to factors other than credit loss, such as changes in interest rates. A credit loss allowance was not recognized and the unrealized losses for available-for-sale securities were recorded in other comprehensive loss.

4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Lab equipment	$677	$688
Office furniture, fixtures, and computer equipment	712	712
Leasehold improvement	4,322	4,322
Property and equipment, at cost	5,711	5,722
Less: accumulated depreciation	(2,567)	(2,334)
Property and equipment, net	$3,144	$3,388

Depreciation expense was $242,000 and $236,000 for the three months ended March 31, 2024 and 2023, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Research and development expenses	$10,647	$11,916
Employee compensation and benefits	2,002	4,545
Professional services and other	1,888	1,882
Total accrued liabilities	$14,537	$18,343

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

To keep in good standing, the agreement requires the Company to meet certain development milestones and pay annual maintenance fees. All contractual requirements have been met as of March 31, 2024.

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

Under the terms of the agreement, the Company will pay a royalty in the mid-single digits of net sales, with the first $100,000 of net sales being exempt from royalty payment, and annual minimum royalty payments of $25,000 beginning after the first commercial sale of a licensed product. As of March 31, 2024, no sales of any licensed products had occurred and the Company had not incurred a royalty obligation under this agreement.

Additionally, the agreement allows the Company to sublicense the rights conveyed by the agreement, subject to additional payments to WSU based upon the sublicense consideration received in such event. Such amounts are dependent on the terms of the underlying sublicense and range from the mid-single digits to mid-teens of any non-sales based payments received, and low twenties of net sales based sublicense royalties. As of March 31, 2024, the Company has not entered into or incurred any liability from a sublicense agreement.

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

That same day, on June 25, 2021, plaintiff Harshdeep Jawandha filed a putative securities class action lawsuit in the U.S. District Court for the Western District of Washington against the Company, Dr. Kawas, the Company’s then chief financial officer, certain members of the Company’s board of directors at the time of the Company’s initial public offering, or IPO, as well as the IPO underwriters, captioned Jawandha v. Athira Pharma, Inc., et al., No. 2:21-cv-00862. The Jawandha complaint asserts violations of Sections 11 and 15 of the Securities Act of 1933, or Securities Act, alleging that that the Company’s IPO registration statement was materially false and misleading because it omitted to state that certain of Dr. Kawas’s published doctoral research papers at WSU contained allegedly improperly altered images, that the research was allegedly foundational to the Company’s efforts to develop treatments for Alzheimer’s disease, and that the defendants’ positive statements about the Company’s business, operations, and prospects were materially misleading. The Jawandha plaintiff seeks unspecified compensatory damages, and reasonable costs and expenses, including attorneys’ fees.

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

On February 15, 2024, the court issued an order granting in part and deferring in part plaintiffs’ renewed motion for preliminary approval and ordered the parties to submit a joint status report by March 15, 2024 proposing a date on which the court may schedule the final approval hearing, among other things. In its order, the court preliminarily approved the proposed settlement and certified a class and two subclasses. The court deferred ruling in part as to the proposed notices and claim form relating to the settlement. On March 29, 2024, the court issued a minute order (i) granting the portion of plaintiffs’ renewed motion for preliminary approval that the court had previously deferred ruling on, (ii) setting a final approval hearing for October 25, 2024, and (iii) ordering plaintiffs’ motion for final approval of the proposed settlement to be filed on or before September 26, 2024.

As a result of the foregoing, the Company recorded a legal settlement expense of $10.0 million in operating expenses in the fourth quarter of 2022 and an accrued liability of $10.0 million on the accompanying condensed consolidated balance sheets. Additionally, the Company recorded an insurance recovery of $1.6 million in operating expenses in the fourth quarter of 2023 and an insurance recovery receivable of $1.6 million on the accompanying condensed consolidated balance sheets. This insurance recovery represents the amount of the settlement to be covered by the Company's insurers.

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

On May 26, 2022, the court issued an order consolidating the cases and staying them until further order of the court. On March 18, 2024, following a mediation and the parties entering into a stipulation of settlement to settle the consolidated derivative action for certain corporate governance reforms and the Company’s payment of a fee and expense award to plaintiffs’ counsel, plaintiffs filed an unopposed motion for preliminary approval of a settlement of the derivative action. On May 3, 2024, the court entered an order preliminarily approving the settlement and scheduling a final approval hearing for July 18, 2024. The Company believes it has adequate reserves related to this matter as of the latest balance sheet date.

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

In February 2023, the SEC, sent the Company a subpoena seeking documents and information relating to, among other things, the Company's former chief executive officer's alterations of images in certain research papers. The Company cooperated with the SEC with respect to the subpoena. On March 29, 2024, the Company received a letter from the SEC stating that it had concluded its investigation without any enforcement action against the Company.

The Company cannot predict the outcome of these lawsuits or government investigations. Failure by the Company to obtain a favorable resolution of these actions could have a material adverse effect on our business, results of operations and financial condition.

Operating Leases

The Company has operating leases for laboratory and office facilities in Bothell, Washington that expire in August 2027. The initial terms of the leases range from 6.3 to 7 years and the Company has options to extend the leases for an additional five years that it is not reasonably certain to exercise. As of March 31, 2024, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

March 31, 2024
Remaining 2024	362
2025	494
2026	509
Thereafter	346
Total undiscounted lease payments	1,711
Present value adjustment for minimum lease commitments	(213)
Net lease liability	$1,498

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

March 31, 2024
Weighted average remaining lease term (years)	3.4
Weighted average discount rate	8.1%

Operating lease expense and variable lease expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$88,000	$88,000
Variable lease expense	26,000	60,000

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

The Company has reserved the following shares of common stock for future issuance, on an as-converted basis, as follows:

	March 31,	December 31,
	2024	2023
Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	10,365,045	7,130,956
Shares available for future grant under the 2020 Equity Incentive Plan	1,678,586	3,158,094
Shares available for future grant under the Employee Stock Purchase Plan	1,510,458	1,128,732
Shares available for future grant under the 2024 Inducement Equity Incentive Plan	750,000	—
Total	14,304,089	11,417,782

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

Effective January 1, 2024, the Company’s 2020 Plan and ESPP reserves increased by 1,908,630 shares and 381,726 shares, respectively.

In February 2024, the board of directors adopted the Athira Pharma, Inc. 2024 Inducement Equity Incentive Plan, or the 2024 Inducement Plan, and, subject to the adjustment provisions of the 2024 Inducement Plan, reserved 750,000 shares of the Company's common stock for issuance pursuant to equity awards granted under the 2024 Inducement Plan.

9. Stock-based Compensation

Stock‑based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$986	$997
General and administrative	1,693	1,785
Total stock-based compensation expense	$2,679	$2,782

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

The fair value of each stock option was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.21%	3.48%
Expected volatility	96.56%	99.25%
Expected term (in years)	6.01	5.80
Expected dividend yield	—	—

The grant date fair value of restricted stock units is based upon the fair market value of the Company’s common stock based on its closing price as reported on the date of grant on the Nasdaq Global Select Market.

The fair value of options granted during the three months ended March 31, 2024 and 2023 was $9.1 million and $7.6 million, respectively. The fair value of restricted stock units granted during the three months ended March 31, 2023 was $0.4 million. There were no restricted stock units granted during the three months ended March 31, 2024.

Stock Option Activity

Changes in shares available for grant under the 2020 Plan during the three months ended March 31, 2024 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2023	3,158,094
2020 Plan reserve increase on January 1, 2024	1,908,630
Options and restricted stock units granted	(3,427,354)
Options and restricted stock units forfeited, cancelled, or expired	39,216
Shares available for grant at March 31, 2024	1,678,586

A summary of stock option activity under the 2020 Plan for the three months ended March 31, 2024 was as follows:

	Shares	Weighted- Average Exercise price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	6,820,869	$7.97	8.24	$387
Granted	3,427,354	3.33
Exercised	—	—
Forfeited/expired	(39,216)	13.94
Balance at March 31, 2024	10,209,007	$6.39	8.63	$474
Expected to vest	6,936,484	$4.80	9.16	$7
Options exercisable	3,272,523	$9.76	7.49	$467

The Company did not grant any options under the 2024 Inducement Plan during the three months ended March 31, 2024.

The total fair value of options granted that vested during the three months ended March 31, 2024 and 2023 was $2.8 million and $2.5 million, respectively.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock underlying all options that were in-the-money at March 31, 2024. The aggregate intrinsic value of options exercised was $0.2 million during the three months ended March 31, 2023, determined as of the date of option exercise. There were no options exercised during the three months ended March 31, 2024. As of March 31, 2024, there was $22.5 million of total unrecognized compensation cost related to non-vested stock options. The Company expects to recognize this cost over a remaining weighted-average period of 2.5 years. The Company utilizes newly issued shares to satisfy option exercises.

Stock options outstanding and exercisable under the 2020 Plan consisted of the following at March 31, 2024:

Exercise Price ($)	Shares Outstanding	Shares Exercisable
0.16 to 4.22	7,128,953	1,310,988
8.93 to 19.94	2,727,806	1,690,513
20.55 to 29.41	352,248	271,022
Total	10,209,007	3,272,523

Restricted Stock Unit Activity

A summary of restricted stock unit, or RSU, activity for the three months ended March 31, 2024 is as follows:

	Share Equivalent	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2023	310,087	$11.44
Granted	—	—
Cancelled	—	—
Vested	(154,049)	11.50
Non-vested at March 31, 2024	156,038	$11.37

10. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock options to purchase common stock	10,209,007	6,595,473
Non-vested Restricted Stock Units	156,038	346,006
Employee stock purchase plan	9,252	15,079
Total	10,374,297	6,956,558

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this report and with our audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on February 22, 2024.

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

This report includes our trademarks and registered trademarks, including Athira, Athira Pharma, the Athira logo, and other trademarks, trade names, or service marks of Athira. All other trademarks, trade names or service marks appearing in this report belong to their respective holders. Solely for convenience, trademarks, trade names, and service marks referred to in this report are listed without ® or TM symbols, but we will assert, to the fullest extent under applicable law, our rights to these trademarks, trade names, and service marks.

In this report, “we,” “our,” “us,” “Athira,” and “the Company” refer to Athira Pharma, Inc. and our wholly owned subsidiary.

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

Our lead drug candidate, fosgonimeton, is a potentially first-in-class, small molecule drug candidate designed to positively modulate the neurotrophic HGF system for potential treatment of neurological disorders. The effects of fosgonimeton in its primary target indication, Alzheimer's disease, or AD, are currently being evaluated in multiple clinical trials.

ACT-AD1 was a randomized, double-blind, placebo-controlled, parallel-group 26-week exploratory Phase 2 clinical trial in mild-to-moderate AD, with event-related potential, or ERP, P300 latency as the primary endpoint. Initiated in November 2020, the trial was designed to better characterize the overall effects of fosgonimeton on working memory processing speed and cognitive measures and inform the Phase 2/3 LIFT-AD trial. Topline results for this exploratory Phase 2 ACT-AD trial were announced in June 2022, and the primary and all secondary endpoints were not met by protocoled analysis. However, a post hoc analysis of results from ACT-AD in a pre-specified subgroup suggested positive effects on measures of cognition, function and neurodegeneration in participants taking fosgonimeton alone without background acetylcholinesterase inhibitors, or AChEIs. Additionally, data from post hoc analysis of plasma biomarkers from participants on fosgonimeton without background AChEIs showed descriptive improvements (non-statistically significant) in markers of neuroinflammation and AD-specific protein pathologies when compared to placebo. Fosgonimeton was generally well tolerated in the ACT-AD study, with a favorable safety profile, and there were no treatment related serious adverse events or deaths observed.

LIFT-AD is a randomized, double-blind, placebo-controlled, parallel-group 26-week Phase 2/3 clinical trial with fosgonimeton for the treatment of mild-to-moderate AD. The primary endpoint for the Phase 2/3 LIFT-AD trial will be measured by the Global Statistical Test, or GST, which combines the scores from the co-key secondary endpoints of cognition (Alzheimer's Disease Assessment Scale-Cognitive Subscale, or ADAS-Cog11) and function (Alzheimer’s Disease Cooperative Study-Activities of Daily Living, or ADCS-ADL23), and which we believe is a comprehensive measure of overall disease burden. Guided by the results from the completed exploratory ACT-AD Phase 2 trial, in September 2022, we proactively amended LIFT-AD to focus on participants not on background AChEIs, and in May 2023, we further amended LIFT-AD to focus on 40 mg dosing, which we have selected for further development and as the potential dose for regulatory approval of fosgonimeton in this indication. In January 2024 we announced the completion of enrollment with a total of approximately 315 patients randomized in the primary analysis population. We expect to report topline LIFT-AD results in the second half of 2024.

In July 2021, we announced that we would enroll participants into an open-label extension, or OLEX, trial1 for our LIFT-AD and ACT-AD clinical trials, enabling eligible participants who have completed either trial and elect to participate in the OLEX trial to receive open-label treatment with fosgonimeton. Subsequently, we have extended the OLEX trial several times and eligible participants may now receive up to 48 months of open-label treatment, which allows us to collect up to 54 months total of long-term exposure data.

1 The ACT-AD trial and the related OLEX trial for ACT-AD participants have been supported by a grant from the National Institute on Aging of the National Institutes of Health under Award Number R01AG06268. The information presented is solely the responsibility of Athira and does not necessarily represent the official views of the National Institutes of Health.

The following figure illustrates the current development stage of our proprietary drug candidates and early discovery and development programs. Our pipeline consists of both BBB permeable and peripherally restricted drug candidates for CNS, PNS and other indications. In addition, we are exploring the use of our drug candidates in additional indications in the CNS and PNS as we aim to improve neuronal health in multiple neurodegenerative diseases. Our drug discovery efforts are focused on designing and testing new early compounds to enhance the neurotrophic HGF system for a variety of clinical applications.

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

We are focused on the development of small molecule therapeutics which enables us to use well-established and widely available manufacturing processes and infrastructure, formulation processes and drug administration technologies or devices. We do not currently operate our own facilities for manufacturing, storing, or distributing our drug candidates. We utilize third-party contract manufacturing organizations, or CMOs, to manufacture and supply our preclinical and clinical materials during the development of our drug candidates. We believe the synthesis of fosgonimeton is reliable and reproducible and the synthetic methods can be further optimized to enable large-scale production that continues to avoid use of toxic materials or specialized equipment or handling during the manufacturing process. We plan to continue to optimize the manufacturing process to support future large-scale and commercial supply. Our goal is to identify and develop small molecule drug candidates that are cost-effective to manufacture and easily transferable to third party CMOs. We expect to use similar contract resources for commercialization of our drug products, at least until our resources and operations are at a scale that justifies investment in internal manufacturing capabilities.

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

To date, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock in our IPO and in a subsequent follow-on public offering, the sale and issuance of convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From inception to March 31, 2024, we have raised aggregate net cash proceeds of approximately $407.4 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes. We have incurred significant operating losses to date. Our net losses were $26.3 million and $27.8 million for the three months ended March 31, 2024 and 2023, respectively. As of

March 31, 2024, we had an accumulated deficit of $335.5 million and cash, cash equivalents and investments of $122.1 million.

We expect to continue to incur increasing operating losses for the foreseeable future as we:

•
continue to advance fosgonimeton and our other drug candidates through preclinical studies and clinical trials, and continue the open label extension of the ACT-AD and LIFT-AD trials;
•
expand our pipeline of drug candidates;
•
continue to grow our discovery organization and invest in our drug development programs;
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

Our Collaboration and Grant Agreements

We are party to certain collaboration and grant agreements, as described in the section titled “Part I, Item 1 – Business—Our Collaboration and Grant Agreements” in our Annual Report on Form 10-K filed with the SEC on February 22, 2024.

Components of Operating Results

Operating Expenses

Research and Development

Research and development expenses consist primarily of direct and indirect costs incurred for our research activities, including our drug discovery efforts and the development of our drug candidates. Direct costs include laboratory materials and supplies, contracted research and manufacturing, clinical trial costs, consulting fees, and other expenses incurred to sustain our research and development program. Indirect costs include personnel-related expenses, consisting of employee salaries, related benefits, and stock-based compensation expense for employees engaged in research and development activities, and facilities and other expenses consisting of direct and allocated expenses for rent and depreciation, and lab consumables.

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

Grant Income

Grant income consists of income related to the NIH grant and is recognized as qualifying expenses under the grant agreement are incurred. As of March 31, 2024, we had recognized aggregate grant income of $15.2 million in connection with the NIH grant, equal to the total grant amount approved. We will not recognize additional grant income in connection with the NIH grant in the future.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
			Dollar	%
	2024	2023	Change	Change
	(in thousands)
Operating expenses:
Research and development	$21,236	$21,293	$(57)	—%
General and administrative	6,451	8,477	(2,026)	(24)
Total operating expenses	27,687	29,770	(2,083)	(7)
Loss from operations	(27,687)	(29,770)	2,083	(7)
Grant income	—	157	(157)	(100)
Other income, net	1,350	1,793	(443)	(25)
Net loss	$(26,337)	$(27,820)	$1,483	(5)

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended March 31,
			Dollar	%
	2024	2023	Change	Change
	(in thousands)
Direct costs:
Fosgonimeton (ATH-1017)	$14,263	$14,271	$(8)	—%
ATH-1020	82	191	(109)	(57)
Preclinical programs and other direct costs	1,635	1,642	(7)	—
Total direct costs	15,980	16,104	(124)	(1)
Indirect costs:
Personnel-related costs, including stock- based compensation	4,610	4,645	(35)	(1)
Facilities and other costs	646	544	102	19
Total research and development expenses	$21,236	$21,293	$(57)	—

Research and development expenses decreased by $0.1 million, from $21.3 million for the three months ended March 31, 2023 to $21.2 million for the three months ended March 31, 2024. The decrease was driven primarily by a decrease in ATH-1020 program expenses of $0.1 million, and to lesser extents, decreases in personnel-related expenses, fosgonimeton program costs, and preclinical and other direct costs, partially offset by an increase in other indirect costs of $0.1 million. The overall decrease in fosgonimeton program costs of less than $0.1 million was driven by decreases in manufacturing costs of $2.0 million and contract research organization expenses of $1.0 million, offset by increases in program consulting costs of $2.0 million, and clinical site visit costs for our Phase 2/3 LIFT-AD clinical trial and the corresponding open-label extension for our Phase 2 ACT-AD and Phase 2/3 LIFT-AD clinical trials of $1.0 million.

General and Administrative Expenses

General and administrative expenses decreased by $2.0 million, from $8.5 million for the three months ended March 31, 2023 to $6.5 million for the three months ended March 31, 2024. The decrease was primarily due to a decrease in legal costs of $0.6 million, a decrease in business development expenses of $0.5 million, a decrease in professional services expenses of $0.4 million, a decrease in personnel-related costs of $0.3 million, and a decrease in other general corporate expenses of $0.2 million.

Grant Income

Grant income recognized during the three months ended March 31, 2023 of $0.2 million represented the remaining balance of the total $15.2 million approved grant amount available at the beginning of the quarter. There was no grant income recognized during the three months ended March 31, 2024.

Other Income, Net

Other income, net, decreased by $0.4 million, from $1.8 million for the three months ended March 31, 2023 to $1.4 million for the three months ended March 31, 2024 due to lower income from accretion of discounts on debt securities purchased below par value and held to maturity, and lower interest income earned on our available-for-sale securities. These decreases resulted from lower balances of available-for-sale securities held during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From our inception through March 31, 2024, we have raised aggregate net cash proceeds of $407.4 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes.

As of March 31, 2024, we had $122.1 million in cash, cash equivalents and investments and have not generated positive cash flows from operations. Since our inception, we have devoted substantially all of our resources to our research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Material Cash and Future Funding Requirements

Our material cash requirements include our operating leases for laboratory and office facilities. As of March 31, 2024, we had lease payment obligations of $1.7 million, with $0.5 million payable within 12 months. For additional information regarding our lease commitments, see Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this report. We are contingently committed to $0.9 million of potential future milestone payments, in addition to sales-based payments and royalties, under our license agreement with WSU. Payments generally are due and payable only upon achievement of certain developmental, regulatory, and sales milestones for which the specific timing cannot be predicted. Refer to Note 6 to our unaudited condensed consolidated financial statements for additional information regarding the WSU license agreement. Additionally, we have purchase obligations and open purchase orders that support normal operations and are primarily due in the next 12 months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions. We also anticipate that our research and development expenses and our general and administrative expenses will increase over at least the near-term as we advance our clinical development and our drug candidates through clinical trials, adjust our headcount to support our operations, and incur legal and other professional expenses related to our ongoing legal proceedings. We cannot predict with certainty the amount and timing of these increased expenses.

Based upon our current operating plan, we estimate that our $122.1 million of cash, cash equivalents and investments at March 31, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report. We will need to raise substantial additional capital to fund the development of our drug candidates. Until such time as we can generate significant revenue from drug product sales, we expect to finance our operations through the sale of equity securities, debt financings, or other capital, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants. For example, in January 2023, we entered into a sales agreement with Cantor Fitzgerald and BTIG to sell shares of our common stock having aggregate sales proceeds of up to $75.0 million, from time to time, through an ATM equity offering program under which Cantor Fitzgerald and BTIG are acting as sales agents. As of the date of this report, we have not sold any securities pursuant to this ATM offering. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our drug product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(25,804)	$(26,194)
Investing activities	13,041	35,522
Financing activities	—	99
Net (decrease) increase in cash, cash equivalents and restricted cash	$(12,763)	$9,427

Operating Activities

During the three months ended March 31, 2024, net cash used in operating activities was $25.8 million. This consisted primarily of a net loss of $26.3 million, partially offset by non-cash charges of $2.7 million, and an increase in our net operating assets of $2.2 million. The non-cash charges primarily consisted of stock-based compensation expense, depreciation expense, and amortization of premiums and accretion of discounts on available-for-sale securities. The increase in our net operating assets was primarily due to a decrease in accounts payable and accrued expenses, partially offset by a decrease in prepaid expenses and other assets.

During the three months ended March 31, 2023, net cash used in operating activities was $26.2 million. This consisted primarily of a net loss of $27.8 million, partially offset by non-cash charges of $2.7 million, and an increase in our net operating assets of $1.1 million. The non-cash charges primarily consisted of stock-based compensation expense, depreciation expense, and amortization of premiums and accretion of discounts on available-for-sale securities. The increase in our net operating assets was primarily due to an increase in prepaid expenses and other current assets and a decrease in accounts payable, partially offset by a decrease in unbilled grant receivable, and an increase in accrued expenses.

Investing Activities

During the three months ended March 31, 2024, net cash provided by investing was $13.0 million. This consisted of maturities of available-for-sale securities of $18.9 million, partially offset by purchases of available-for-sale securities of $5.9 million.

During the three months ended March 31, 2023, net cash provided by investing was $35.5 million. This consisted of maturities of available-for-sale securities of $45.5 million, partially offset by purchases of available-for-sale securities of $9.7 million and property and equipment of $0.2 million.

Financing Activities

During the three months ended March 31, 2024, there was no cash provided by or used in financing activities.

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

During the three months ended March 31, 2024, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on February 22, 2024 and Note 2 to our unaudited condensed consolidated financial statements included in “Part I, Item 1—Financial Statements (Unaudited)” of this report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•
research and development costs;
•
stock-based compensation;
•
income taxes.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in "Part I, Item 1—Financial Statements (Unaudited)” of this report for additional information.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 15, 2024, the court issued an order granting in part and deferring in part plaintiffs’ renewed motion for preliminary approval and ordered the parties to submit a joint status report by March 15, 2024 proposing a date on which the court may schedule the final approval hearing, among other things. In its order, the court preliminarily approved the proposed settlement and certified a class and two subclasses. The court deferred ruling in part as to the proposed notices and claim form relating to the settlement. On March 29, 2024, the court issued a minute order (i) granting the portion of plaintiffs’ renewed motion for preliminary approval that the court had previously deferred ruling on, (ii) setting a final approval hearing for October 25, 2024, and (iii) ordering plaintiffs’ motion for final approval of the proposed settlement to be filed on or before September 26, 2024.

As a result of the foregoing, we recorded a legal settlement expense of $10.0 million in operating expenses in the fourth quarter of 2022 and an accrued liability of $10.0 million on the accompanying condensed consolidated balance sheets. Additionally, we recorded an insurance recovery of $1.6 million in operating expenses in the fourth quarter of 2023 and an insurance recovery receivable of $1.6 million on the accompanying condensed consolidated balance sheets. This insurance recovery represents the amount of the settlement to be covered by our insurers.

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

On May 26, 2022, the court issued an order consolidating the cases and staying them until further order of the court. On March 18, 2024, following a mediation and the parties entering into a stipulation of settlement to settle the consolidated derivative action for certain corporate governance reforms and the payment of a fee and expense award to plaintiffs’ counsel, plaintiffs filed an unopposed motion for preliminary approval of a settlement of the derivative action. On May 3, 2024, the court entered an order preliminarily approving the settlement and scheduling a final approval hearing for July 18, 2024. We believe we have adequate reserves related to this matter as of the balance sheet date.

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

In February 2023, the SEC sent us a subpoena seeking documents and information relating to, among other things, our former chief executive officer's alterations of images in certain research papers. We cooperated with the SEC with respect to the subpoena. On March 29, 2024, we received a letter from the SEC stating that it had concluded its investigation without any enforcement action against us.

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
•
protecting our rights in our intellectual property portfolio;
•
defending against third-party patent challenges, derivation proceedings, or interference or infringement claims, if any;
•
negotiating favorable terms in any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our drug candidates;
•
obtaining coverage and adequate reimbursement by hospitals, government and third-party payors for drug candidates that we develop;
•
addressing any competing therapies and technological and market developments; and
•
attracting, hiring and retaining qualified personnel.

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

We have discovered and are developing a pipeline of small molecule drug candidates from which we have selected our lead drug candidate, fosgonimeton, which is under development to treat AD, Parkinson's Disease Dementia, or PDD, and Dementia with Lewy Bodies, or DLB. Our drug candidates target an endogenous neurotrophic factor which is expected to protect and repair neuronal networks, which we believe could ultimately result in improvements in clinical outcomes and disease-relevant biomarkers. The therapeutic promise of neurotrophic factors in neurodegenerative diseases had been hampered in earlier therapies by the lack of efficient and non-invasive delivery to the CNS. Our small molecule drug candidates are designed to penetrate the BBB and enhance the activity of a neurotrophic factor, but we cannot be certain of the safety and efficacy of our drug candidates in applicable patients or that our clinical trials will provide sufficient evidence that our design approach results in the intended therapeutic effect.

Based on the results of our nonclinical and clinical studies to date, we believe fosgonimeton has the potential to improve cognition, function and help restore the lives of patients suffering from AD. However, these ideas and this approach are novel, and we currently have limited data based on our Phase 1a/b and Phase 2 clinical trials to date.

The primary and all secondary endpoints of our Phase 2 ACT-AD clinical trial in AD were not met by protocoled analysis. A subsequent post hoc analysis of the data in a pre-specified subgroup from patients on fosgonimeton without background AChEIs showed a meaningful, but not statistically significant, improvement in both ERP P300 latency and cognitive performance compared to placebo at 26 weeks. Although post hoc analyses cannot be used to establish efficacy, these analyses can be helpful in informing the design of current and future clinical studies. In addition, the primary endpoint of our Phase 2 SHAPE clinical trial in PDD and DLB was not met by protocoled analysis. Directionally positive results were observed for the 40 mg fosgonimeton dose group with improvements in cognitive, functional and biomarker measurements. In particular, the five patients in the modified intent to treat, or mITT, population treated with fosgonimeton 40 mg once daily saw improvement in ADAS-Cog13 individually, and collectively improved compared with placebo (n=7 mITT, one-sided p=0.0321). Results for patients in the 70 mg dose group were inconsistent.

Data from our Phase 1a/1b and Phase 2 clinical trials to date were obtained from a relatively small number of subjects and we cannot be certain that future trials involving a larger number of subjects and clinical sites will yield data in support of the safety, efficacy and tolerability of our drug candidates. We may ultimately discover that fosgonimeton, or any of our other small molecules, do not possess certain properties required for therapeutic effectiveness. We have limited evidence regarding the efficacy, safety and tolerability of fosgonimeton and other small molecules in our drug product pipeline. We may spend substantial funds attempting to develop these drug candidates and never succeed in doing so.

We have concentrated our research and development efforts on the treatment of central and peripheral nervous system degenerative disorders, a field that has seen very limited success in product development.

We have focused our research and development efforts on addressing CNS and PNS degenerative disorders. Collectively, efforts by pharmaceutical companies in the field of CNS and PNS degenerative disorders have seen very limited successes in product development. The development of CNS therapies presents unique challenges, including an imperfect understanding of the biology, the presence of the BBB that can restrict the flow of drugs to the brain, a frequent lack of translatability of preclinical study results in subsequent clinical trials and dose selection, and the product candidate having an effect that may be too small to be detected using the outcome measures selected in clinical trials or if the outcomes measured do not reach statistical significance. There are few effective therapeutic options available for patients with AD and other CNS or PNS disorders. Our future success is highly dependent on the successful development of our technology and our drug candidates for treating CNS and PNS disorders. Developing and, if approved, commercializing our drug candidates for treatment of CNS and PNS disorders subjects us to a number of challenges, including ensuring that we have selected the optimal doses, executing an appropriate clinical trial to test for efficacy and obtaining regulatory approval from the FDA and other regulatory authorities.

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

The independent special committee’s primary finding was that our former chief executive officer altered images in her 2011 doctoral dissertation and at least four research papers that she co-authored while a graduate student at WSU, and published from 2011 to 2014. While the conduct that was the subject of the allegations is not related to any of our current drug candidates or clinical research, this finding could have a material adverse effect on our reputation, our in-licensed patents and pending patent applications, licenses and grants, and could lead to further investigation from government agencies, including the FDA, any of which could have a material adverse impact on our business and prospects.

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

WSU has undertaken a review of claims of potential research misconduct involving our former chief executive officer’s doctoral research at WSU. We cannot predict what conclusions WSU will reach, whether or when WSU will share its conclusions with us or the public, and what effect, if any, this investigation may have on our business and reputation.

In addition to the investigation of the independent special committee of our board of directors noted above, WSU has also announced that it has undertaken a review of claims of potential research misconduct involving research conducted by Dr. Kawas during her doctoral studies at WSU. We cannot predict what, if any, effect this investigation may have on our business and reputation. It is possible that the investigation by WSU could come to different conclusions, or uncover additional or different information, than the investigation of the independent special committee of our board of directors, the conclusions of which are discussed under “—An independent special committee of our board of directors engaged in a review of papers co-authored by our former chief executive officer in connection with her doctoral research at WSU. The special committee’s findings included that (1) our former chief executive officer altered images in her 2011 doctoral dissertation and at least four research papers that she co-authored while a graduate student at WSU, and published from 2011 to 2014, (2) that we cited challenged research papers in certain communications and applications, and (3) that WSU’s dihexa patent, exclusively licensed to us, incorporated certain of these altered images”. The conclusions from WSU’s investigation could have a material adverse impact on our business, reputation, scientific credibility, and prospects, as well as our in-licensed patents and pending patent applications, current grants and pending grant applications, and our relationship with WSU, from whom we in-license patents and patent applications underlying certain of our drug candidates.

We are and may in the future be subject to claims, lawsuits, arbitration proceedings, government investigations and other legal, regulatory and administrative proceedings and face potential liability and expenses related thereto, which could have a material adverse effect on our business, operating results and financial condition.

We are and may in the future be subject to claims, lawsuits, arbitration proceedings, government investigations and other legal, regulatory and administrative proceedings. In November 2022, we received a Civil Investigative Demand from the Civil Division of the Department of Justice, or the Demand. The Demand seeks documents and information relating to our relationship with WSU, certain of our grant applications in 2016 and 2019 with the NIH, and our receipt of a NIH grant in 2020. We are cooperating with the Department of Justice with respect to the Demand. In February 2023, the Securities and Exchange Commission, or SEC, sent us a subpoena seeking documents and information relating to, among other things, our former chief executive officer’s alteration of images in certain research papers. We cooperated with the SEC with respect to the subpoena. On March 29, 2024, we received a letter from the SEC stating that the SEC had concluded its investigation without any enforcement action against us.

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

Our lead drug candidate, fosgonimeton, is in clinical development for the potential treatment of AD, PDD and DLB. Our additional drug candidates, including ATH-1105 for ALS, are in preclinical development or early clinical development.

It is impossible to predict when or if any of our drug candidates will prove to be effective and safe in humans or will receive regulatory approval.

Before obtaining regulatory approvals for the commercial sale of our drug candidates, we must demonstrate through lengthy, complex and expensive nonclinical studies and clinical trials that our drug candidates are both safe and effective for each target indication. Nonclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the nonclinical study and clinical trial processes, and, because our drug candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. The results of nonclinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in nonclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. For example, testing on animals occurs under different conditions than testing in humans and therefore, the results of animal studies may not accurately predict safety and effectiveness in humans. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through nonclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. For example, our Phase 1a/b clinical trial, which enrolled 88 patients, including only 11 patients with mild-to-moderate AD, of whom seven patients were treated with fosgonimeton and the other four patients were randomized to the control, suggested improvements in brain network activity including potentially positive effects on brain function. However, our Phase 2 ACT-AD clinical trial in AD, which included a larger patient population, approximately 60% of which were receiving background AChEIs, did not meet its primary endpoint of a change in ERP P300 latency for the full study population nor did it meet the secondary endpoints. Although a post hoc analysis of results from ACT-AD in a pre-specified subgroup suggested positive effects on measures of cognition, function and neurodegeneration in patients taking fosgonimeton alone without background AChEIs, we cannot be sure that data from future trials will support our earlier findings or demonstrate the safety and effectiveness of fosgonimeton for treatment of AD to the satisfaction of the FDA and other regulatory authorities in order to support regulatory approval. Likewise, early, smaller-scale studies, biomarker analyses, and clinical trials with a single or relatively few clinical trial sites may not be predictive of eventual safety and effectiveness in large-scale pivotal clinical trials across multiple clinical trial sites. Even if data from a pivotal clinical trial are positive, regulators may not agree that such data are sufficient for approval and may require that we conduct additional clinical trials (including potential confirmatory or Phase 3 registrational trials), which could materially delay our anticipated development timelines, require additional funding for such additional clinical trials, and adversely impact our business. Our ability to achieve regulatory approval for fosgonimeton is further complicated by the nature of AD, which historically has been a challenging indication for drug development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence nonclinical studies and clinical trials are never approved as products.

In some instances, there can be significant variability in safety or efficacy results between different nonclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. For example, we believe the topline results of our Phase 2 ACT-AD clinical trial may have differed from the treatment data from our Phase 1a/b clinical trial at least in part due to differences in the patient population and treatment duration, and potential effects from background AChEI treatment. If future trials show that the effect of fosgonimeton when given in combination with add-on background AChEIs is diminished, we may be required to seek a narrower indication or restrict our target population to those where fosgonimeton shows a greater effect, which could have a material adverse effect on our business and prospects.

On July 6, 2021, we announced the initiation of an open-label extension for the LIFT-AD and ACT-AD trials and in May 2022 we announced the extension of the open label extension for an additional 12 months. In May 2023, we amended the open-label extension trial to further extend the trial by an additional 12 months, and in April 2024, we amended the open-label extension trial to further extend the trial by an additional 18 months. Upon completion of the 26-week treatment period during the LIFT-AD or ACT-AD trials, patients may continue on the open-label extension and receive treatment with fosgonimeton for up to an additional 48 months. Investigators and patients remain blinded to treatment group assignment in the original trials. Such open-label extension studies are, and some of the clinical trials we conduct in the future may be, open-label in study design conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

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
•
the FDA or comparable foreign regulatory authorities disagreeing with our clinical development strategy or statistical plan;
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

If the results of our current and future clinical trials are inconclusive with respect to the efficacy of our drug candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our drug candidates, we may:

•
incur unplanned costs;
•
determine to limit or terminate clinical trials, including our open-label extension trial;
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

If we are delayed or unsuccessful in enrolling the desired number of subjects in our trials, whether as a result of the outcomes of prior trials conducted by us, competing clinical trials, overly stringent eligibility requirements, or other factors, our clinical trial results could be delayed, the costs of our clinical trials could materially increase, and the overall development timeline for fosgonimeton could be negatively impacted. For example, enrollment in our clinical trials had slowed due to the effects of the COVID-19 pandemic, including governmental restrictions imposed in Australia, where certain of our clinical trial sites were located. In our ACT-AD clinical trial, this slowed recruitment resulted in a change in the timing of topline results from our Phase 2 ACT-AD clinical trial, which were announced in June 2022. We cannot ensure that similar enrollment issues will not occur again in the future. Even if we are successful in enrolling the targeted number of subjects in our trials, the FDA and other regulators may request additional clinical trials with larger numbers of subjects (including potential confirmatory or Phase 3 registrational trials) as a condition to any regulatory approval.

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

The biotechnology and pharmaceutical industries utilize rapidly advancing technologies and are characterized by intense competition. While we believe that our scientific knowledge, technology and development expertise provide us with competitive advantages, we face competitive pressures from both large and small pharmaceutical companies, emerging biotechnology companies, as well as academic, government and private research institutions. Many of our competitors have access to greater financial resources, market presence, expertise in development, preclinical and clinical testing, manufacturing, commercialization, regulatory approval process, or marketing and sales than we do. Our competitors may compete with us in patient recruitment, use of clinical research organizations, and procurement of operational resources. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.

Drug candidates that we may successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. For example, the FDA recently granted traditional approval for lecanemab, a drug developed by Biogen Inc. and Eisai Co., Ltd., and Eli Lilly and Company is also developing drug candidates for AD. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our drug products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our drug candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our drug products. For example, the U.S. Centers for Medicare & Medicaid Services, or CMS, announced a two-part National Coverage Determination, or NCD, under which Medicare will cover monoclonal antibodies that target amyloid (or plaque) for the treatment of AD that receive traditional approval from the FDA under coverage with evidence development. Additionally, for drugs that FDA has not determined to have shown a clinical benefit or that received an accelerated approval, Medicare will provide coverage in FDA or NIH approved clinical trials. In June 2023, CMS announced that Medicare will cover new Alzheimer’s drugs with traditional FDA approval when a physician and clinical team participate in CMS’ registry to collect evidence about how these drugs work in the real world. Current and future CMS coverage restrictions on classes of drugs that encompass our drug candidates could have a material adverse impact on our ability to commercialize our drug candidates, if approved, generate revenue and attain profitability. It is unclear how future CMS coverage decisions and policies will impact our business. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see the section titled “Part I, Item 1 – Business—Competition” in our Annual Report on Form 10-K filed with the SEC on February 22, 2024.

We may expend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and drug candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and drug candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

We have not generated any revenue from drug product sales and our drug candidates will require substantial additional investment before they may provide us with any revenue. We had net losses of $26.3 million and $27.8 million for the three months ended March 31, 2024 and 2023, respectively, and an accumulated deficit of $335.5 million as of March 31, 2024.

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

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of March 31, 2024, we had cash, cash equivalents and investments of $122.1 million. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

Patients in our clinical trials may in the future suffer significant adverse events or other side effects not observed in our nonclinical studies or previous clinical trials. Some of our drug candidates may be used as chronic therapies or be used in populations for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, if our drug candidates are used in combination with other therapies, our drug candidates may exacerbate adverse events associated with the therapy. Patients treated with our drug candidates may also be undergoing separate treatments which can cause side effects or adverse events that are unrelated to our drug candidate, but may still impact the success of our clinical trials, including, for example, by interfering with the effects of our drug candidates. A pre-specified group analysis of patients in our ACT-AD clinical trial identified a potential diminished effect of the combination of background AChEIs and fosgonimeton. While more clinical studies are needed to determine the safety and efficacy of fosgonimeton, to the extent background AChEIs impact the effects of fosgonimeton and if a significant portion of the patient population has already been treated with AChEIs, the potential target patient population or the indication we seek for fosgonimeton may be significantly smaller than we had anticipated, which could materially harm our business and prospects.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA contained provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the U.S. Department of Health and Human Services Secretary, or HHS Secretary, as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extending the rebate program to individuals enrolled in Medicaid managed care organizations. The ACA also established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business.

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

We expect to have to negotiate budgets and contracts with CROs, clinical trial sites and CMOs and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our nonclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these nonclinical studies and clinical trials and the management of data developed through nonclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for drug candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. For example, in connection with our preparation activities for the completion and readout of LIFT-AD that we expect in the second half of 2024, we currently are completing systematic blinded data review and data cleaning from the LIFT-AD trial. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In particular, protocol deviations or non-compliance with GCP requirements, or other data integrity reasons, can cause us or the FDA or other regulatory authorities to exclude data from non-compliant sites or investigators, which may cause the trial to be underpowered to meet the endpoints. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with pharmaceutical drug product produced under cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

In addition, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. Although we do not currently use equipment or services produced or provided by such Chinese biotechnology companies, such changes in applicable trade policy may result in us being unable to obtain or use necessary equipment or services or may cause significant industry-wide supply delays or capacity limitations that could materially disrupt our operations, supply chain, and ability to produce, sell and distribute our drug candidates. Furthermore, the U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, including countries which the U.S. government has identified as a foreign adversary that poses national security risks to the United States, and what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation, any of which may materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our drug candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our drug candidates as having the requisite potential to demonstrate safety and efficacy and obtain marketing approval. In addition, the effects to our business and reputation discussed in “—An independent special committee of our board of directors engaged in a review of papers co-authored by our former chief executive officer in connection with her doctoral research at WSU. The special committee’s findings included that (1) our former chief executive officer altered images in her 2011 doctoral dissertation and at least four research papers that she co-authored while a graduate student at WSU, and published from 2011 to 2014, (2) that we cited challenged research papers in certain communications and applications, and (3) that WSU’s dihexa patent, exclusively licensed to us, incorporated certain of these altered images,” may discourage potential counterparties from entering into relationships with us.

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

We intend to initially focus our drug candidate development on treatments for various CNS and PNS disorder indications. The addressable patient populations that may benefit from treatment with our drug candidates, if approved, are based on our estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations and market research, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these CNS and PNS disorders. Any regulatory approval of our drug candidates would be limited to the therapeutic indications examined in our clinical trials and as determined by the FDA, which would not permit us to market our drug products for any other therapeutic indications not expressly approved by the FDA. Additionally, the potentially addressable patient population for our drug candidates may not ultimately be amenable to treatment with our drug candidates. For example, pre-specified subgroup analysis based on topline data from our ACT-AD clinical trial identified a potential diminished effect of the combination of background AChEIs and fosgonimeton. If such hypothesis is supported by additional research, patients receiving AChEIs could be excluded from the addressable patient population for fosgonimeton. Even if we receive regulatory approval for any of our drug candidates, such approval could be conditioned upon label restrictions that materially limit the addressable patient population. Our market opportunity may also be limited by future competitor treatments that enter the market. If any of our estimates prove to be inaccurate, the market opportunity for any drug candidate that we or our strategic partners develop could be significantly diminished and have an adverse material impact on our business.

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

The insurance coverage and reimbursement status of newly approved products is uncertain. Our drug candidates may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices, or healthcare reform initiatives, which would harm our business. Failure to obtain or maintain adequate coverage and reimbursement for new or current drug products could limit our ability to market those drug products and decrease our ability to generate revenue.

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

We cannot be certain that the claims in our pending patent applications or those of any current or future licensors will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our owned or in-licensed patents will not be found invalid or unenforceable if challenged.

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

We or WSU may in the future file one or more requests for supplemental examination of certain patents for the USPTO to reconsider the enforceability and validity of the patents (including any patents relating to dihexa) in view of the allegations that Dr. Kawas altered images in connection with her doctoral studies. The outcome of any supplemental examination procedure is unpredictable. If a substantial new question of patentability is found, the USPTO Director will order supplemental examination of the patent. An adverse determination in such a proceeding could reduce the scope of, or invalidate or render unenforceable, the affected patent rights. While supplemental examination proceedings that result in our favor would bolster the presumption of validity and enforceability of the examined patents, third parties may still challenge the patents and patent applications in litigation or other legal proceedings.

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

Third parties may also raise similar invalidity claims before the USPTO or patent offices abroad, even outside the context of litigation. Such mechanisms include re-examination, PGR, IPR, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents or any current or future licensors’ patents in such a way that they no longer cover our technology or any drug candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to a validity claim, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology or any drug candidates that we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

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

For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future. As an example, European patent applications now provide the option, upon grant of a patent, of becoming a Unitary Patent, which is subject to the jurisdiction of the Unitary Patent Court, or UPC, in member states that have acceded to and ratified the EU Patent Package. The option of a Unitary Patent is a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC. We currently have one European patent and four pending European applications. European patents granted on such applications or on applications we may file in the future may be subject to loss or revocation via the UPC, which could have a material adverse effect on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time and may adversely affect our ability to enforce or defend the validity of any European patents obtained. We filed to opt out of the UPC with respect to our European patent, and we may decide to opt out of the UPC with respect to any future European patent applications that we may file and any patents we may obtain. If certain formalities and requirements are not met, however, such European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that future European patents and patent applications will avoid falling under the jurisdiction of the UPC, even if we decide to opt out of the UPC.

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

As discussed in the section titled "Part 1, Item 1.C—Cybersecurity," in our Annual Report on Form 10-K filed with the SEC on February 22, 2024, we have implemented various processes and policies for identifying, assessing, and managing material risks from cybersecurity threats. However, despite the implementation of such safeguards and security measures, our internal computer systems and those of our CROs and other contractors and consultants may nevertheless be vulnerable to damage from computer viruses and unauthorized access. Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public or may otherwise be misused. Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our personal, sensitive, confidential or proprietary information and information technology systems, and those of the third parties upon which we rely. For example, in April 2023, CRO Evotec SE faced a cybersecurity attack that temporarily disrupted its systems and operations. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

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

In addition, in the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). California has enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The California Privacy Rights Act of 2020 (CPRA), which became operative January 1, 2023, expands the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA and CPRA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. Additionally, numerous other states have proposed or enacted laws addressing privacy and security, including Washington's My Health, My Data Act, and several laws imposing obligations similar to those of the CCPA. The U.S. federal government also is contemplating federal privacy legislation. The CCPA, CPRA, and other evolving legislation relating to privacy, data protection, and information security may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA/CPRA, require us to impose specific contractual restrictions on our service providers, and we may also be subject to use and disclosure limitations in our contracts with providers who share information with us for clinical trials. Additionally, we may publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Any actual or alleged failure to comply with U.S. or international laws and regulations relating to privacy, data protection, and information security could result in governmental investigations, proceedings and enforcement actions (which could result in civil or criminal penalties), private litigation or adverse publicity, harm to our reputation, and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information or impose other obligations or restrictions in connection with our use, retention, and other processing of information, and we may otherwise face contractual restrictions applicable to our use, retention, and other processing of information. Claims that we have violated individuals’ privacy rights, failed to comply with laws relating to privacy, data protection, or information security, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend and could result in adverse publicity that could harm our business.

Risks Relating to Ownership of Our Common Stock

We and certain of our directors and executive officers have been, and may in the future be, named as defendants in lawsuits that could result in substantial costs and divert management’s attention.

As described elsewhere in this report in “Part II, Item 1—Legal Proceedings,” we and certain of our executive officers and directors have been named as defendants in a class action lawsuit that generally alleges that we and certain of our officers and directors violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and Sections 11, 12, and 15 of the Securities Act by making allegedly false or misleading statements and omitting material adverse facts regarding our business. Certain of our executive officers and directors have also been named as defendants in derivative actions, which are based on similar allegations, and generally allege that defendants breached their fiduciary duties to us, among other things. We are named as a nominal defendant in these derivative proceedings. These complaints seek unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees, and other relief. As of the date of this report, we are unable to predict the outcome of these matters. Although we have insurance, it provides for a substantial retention of liability and is subject to limitations and may not cover a significant portion, or any, of the expenses or liabilities we may incur or be subject to in connection with class action lawsuit or other litigation to which we are party. Moreover, any conclusion of these matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation has caused and will continue to cause our management and board of directors to divert time and attention to the litigation and could adversely impact our reputation and further divert management and our board of directors’ attention and resources from other priorities, including the execution of our operating plan and strategies that are important to our ability to grow our business and advance our drug candidates, any of which could have a material adverse effect on our business. In addition, additional lawsuits may be filed, the conclusion of which in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business.

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
•
the results of the investigation by the independent special committee of the board of directors and the separate investigation by WSU;
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

Our directors, executive officers, significant holders of our outstanding common stock and their respective affiliates beneficially own a substantial amount of our outstanding common stock as of March 31, 2024. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

As a public company, we are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act, which require annual management assessments of the effectiveness of our internal control over financial reporting.

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

A variety of stakeholder groups, including investors, governmental and nongovernmental organizations, are focused on corporate environmental, social and governance, or ESG, practices. Our ESG practices may not meet the standards of our investors or other stakeholders, and they as well as advocacy groups may campaign for us to change our business, operations or practices to better address ESG-related concerns. A failure, or perceived failure, of us to respond to any such campaigns could harm our business and reputation and have a negative impact on the market price of our common stock. Moreover, if ESG best practices, reporting standards and disclosure requirements continue to develop, we may incur increasing costs related to ESG monitoring and reporting.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-39503	3.1	November 12, 2020

3.2	Amended and Restated Bylaws of the Company	8-K	001-39503	3.1	November 18, 2022

10.1*	Executive Transition Agreement between the Registrant and Hans Moebius dated January 5, 2024	8-K	001-39503	10.1	January 8, 2024

10.2*	2024 Inducement Equity Incentive Plan and related form agreements	8-K	001-39503	10.1	February 22, 2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Athira Pharma, Inc.

Date: May 15, 2024	By:	/s/ Mark Litton
Mark Litton
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Andrew Gengos
Andrew Gengos
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)