Form 10-Q
period 2024-06-30
Athira Pharma, Inc.
filed 2024-08-01
CIK 1620463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 29, 2024, there were 38,439,375 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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
•
Our reporting of topline or final data for our clinical trials may be delayed and our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Athira Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,828	$90,584
Restricted cash, current	8,373	—
Short-term investments	17,941	56,835
Prepaid expenses and other current assets	4,934	5,682
Insurance recovery receivable related to legal settlement (Note 7)	1,628	1,628
Total current assets	106,704	154,729
Restricted cash, non-current	631	631
Property and equipment, net	2,930	3,388
Operating lease right-of-use asset	933	1,049
Other long-term assets	55	448
Total assets	$111,253	$160,245
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$475	$129
Accrued liabilities	16,036	18,343
Accrued legal settlement (Note 7)	10,000	10,000
Current operating lease liability	391	368
Total current liabilities	26,902	28,840
Operating lease liability, less current portion	1,016	1,217
Total liabilities	27,918	30,057
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively; 38,439,375 and 38,172,603 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	445,771	439,739
Accumulated other comprehensive loss	(38)	(349)
Accumulated deficit	(362,402)	(309,206)
Total stockholders' equity	83,335	130,188
Total liabilities and stockholders' equity	$111,253	$160,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$22,154	$21,615	$43,390	$42,908
General and administrative	5,874	10,025	12,325	18,502
Total operating expenses	28,028	31,640	55,715	61,410
Loss from operations	(28,028)	(31,640)	(55,715)	(61,410)
Grant income	—	—	—	157
Other income, net	1,169	2,043	2,519	3,836
Net loss	$(26,859)	$(29,597)	$(53,196)	$(57,417)
Unrealized gain on available-for-sale securities	99	90	311	1,017
Comprehensive loss attributable to common stockholders	$(26,760)	$(29,507)	$(52,885)	$(56,400)
Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(0.78)	$(1.39)	$(1.51)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	38,379,733	37,999,578	38,350,653	37,961,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2024

(in thousands, except share amounts)

(unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2024	38,172,603	$4	$439,739	$(349)	$(309,206)	$130,188
Issuance of common stock upon vesting of restricted stock units	154,049	—	—	—	—	—
Stock-based compensation	—	—	2,679	—	—	2,679
Unrealized gain on available-for-sale securities	—	—	—	212	—	212
Net loss	—	—	—	—	(26,337)	(26,337)
Balance as of March 31, 2024	38,326,652	$4	$442,418	$(137)	$(335,543)	$106,742
Issuance of common stock upon vesting of restricted stock units	2,000	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	110,723	—	148	—	—	148
Stock-based compensation	—	—	3,205	—	—	3,205
Unrealized gain on available-for-sale securities	—	—	—	99	—	99
Net loss	—	—	—	—	(26,859)	(26,859)
Balance as of June 30, 2024	38,439,375	$4	$445,771	$(38)	$(362,402)	$83,335

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

Athira Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(53,196)	$(57,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,884	5,901
Depreciation expense	484	480
Non-cash lease expense	116	104
Amortization of premiums and accretion of discounts on available-for-sale securities, net	(431)	(737)
Loss on disposal of equipment	7	—
Changes in operating assets and liabilities:
Unbilled grant receivable	—	1,227
Prepaid expenses and other current and long-term assets, net	1,141	(87)
Accounts payable and accrued liabilities	(1,961)	210
Operating lease liability	(178)	(157)
Net cash used in operating activities	(48,134)	(50,476)
Investing activities
Purchases of available-for-sale securities	(11,322)	(24,891)
Maturities of available-for-sale securities	50,958	93,173
Purchases of property and equipment	(33)	(274)
Net cash provided by investing activities	39,603	68,008
Financing activities
Proceeds from exercise of common stock options and issuance of common stock under employee stock purchase plan	148	341
Net cash provided by financing activities	148	341
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,383)	17,873
Cash, cash equivalents and restricted cash, beginning of period	91,215	96,386
Cash, cash equivalents and restricted cash, end of period	$82,832	$114,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATHIRA PHARMA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Organization

Athira Pharma, Inc., or the Company, was incorporated as M3 Biotechnology, Inc. in the state of Washington on March 31, 2011 and reincorporated in the state of Delaware on October 27, 2015. In April 2019, the Company changed its name to Athira Pharma, Inc. The Company currently has office and laboratory space in Bothell, Washington. The Company is a late clinical-stage biopharmaceutical company focused on developing small molecules to restore neuronal health and slow neurodegeneration.

Liquidity and Capital Resources

Since the Company’s inception, it has funded its operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From the Company’s inception through June 30, 2024, it has raised aggregate net cash proceeds of $407.4 million primarily from the issuance of its common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes.

As of June 30, 2024, the Company had cash, cash equivalents and investments of $91.8 million. The Company’s loss for the six months ended June 30, 2024 was $53.2 million and cash used in operations for the six months ended June 30, 2024 was $48.1 million. Since the Company’s inception, it has devoted substantially all of its resources to its research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Based upon the Company’s current operating plan, it estimates that its $91.8 million of cash, cash equivalents and investments at June 30, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the 12 months following the date of this report. Historically, the Company has incurred net losses from continuing operations and negative operating cash flows. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs; therefore, the Company will need to continue to raise additional capital to accomplish its operating plan. The Company has a sales agreement in place with Cantor Fitzgerald & Co., or Cantor Fitzgerald, and BTIG, LLC, or BTIG, for an “at the market” equity offering facility through which it may offer and sell shares of its common stock equaling an aggregate amount up to $75.0 million. The Company has not sold any securities pursuant to this ATM offering. Should it be determined to be strategically advantageous, the Company could pursue public and private offerings of its equity securities similar to those the Company has previously completed, debt financings, or other strategic transactions, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants. Should it be necessary to manage operating expenses under a scenario with no near-term financing, the Company has developed plans to implement cost cutting measures to reduce its working capital requirements. These plans include delaying or terminating clinical trials, reducing selected research and development efforts, reductions in personnel-related costs, or implementing other restructuring activities that are within the Company's control.

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP. The unaudited condensed consolidated financial statements include the operations of Athira Pharma, Inc., and its wholly owned Australian subsidiary. All intercompany balances and transactions have been eliminated upon consolidation.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2024, and condensed consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the three and six months ended June 30, 2024 and 2023, are unaudited. The balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2023. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2024, and the unaudited condensed consolidated results of its operations and its cash flows for the three and six months ended June 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2024 and 2023 are also unaudited. The unaudited condensed consolidated results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 22, 2024.

Fair Value Measurements

The carrying amounts of certain financial instruments, including cash, cash equivalents, restricted cash, investments, accounts payable and accrued expenses approximate their fair values due to the short-term nature of those amounts.

Restricted Cash

Restricted cash consists of $8.4 million paid into a settlement fund account pending resolution of the securities class action settlement discussed in Note 7, as well as collateral pledged in connection with the Company's corporate credit cards. The table below reconciles the balances of cash and cash equivalents and restricted cash reported on the unaudited condensed consolidated balance sheets to the balances of cash, cash equivalents and restricted cash reported on the unaudited condensed consolidated statements of cash flows.

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$73,828	$90,584
Restricted cash, current	8,373	—
Restricted cash, non-current	631	631
Cash, cash equivalents and restricted cash	$82,832	$91,215

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

Leases

The Company adopted Accounting Standards Codification, or ASC, Topic 842 – Leases effective January 1, 2020. The Company determines if an arrangement contains a lease at inception. The Company performed an evaluation of contracts in accordance with ASC 842 and has determined it has an operating lease agreement for the laboratory and office facilities that the Company occupies. Operating lease right-of-use, or ROU, assets and operating lease liabilities are recognized at the date the underlying asset becomes available for the Company’s use. Operating lease liabilities are based on the present value of the future minimum lease payments over the lease term. ROU assets are measured at the amount of the lease liability, adjusted for any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. As the Company’s leases generally do not provide an implicit interest rate, the present value of the future minimum lease payments is determined using the Company’s incremental borrowing rate. This rate is an estimate of the collateralized borrowing rate the Company would incur on its future lease payments over a similar term and is based on the information available to the Company at the lease commencement date.

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (1) no longer an emerging growth company and (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act, unless early adoption is permitted. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses on an interim and annual basis. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for the fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements and is currently evaluating the effect of adopting the ASU on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. The Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements and is currently evaluating the effect of adopting the ASU on its disclosures.

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

The following tables reflect the Company’s financial asset balances measured at fair value on a recurring basis (in thousands):

	June 30, 2024
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$19	$—	$—	$19
U.S. government debt and agency securities	2	5,949	—	—	5,949
Commercial paper	2	40,385	—	(20)	40,365
Total cash equivalents		$46,353	$—	$(20)	$46,333
Short-term investments:
Commercial paper	2	7,432	—	(5)	7,427
U.S. government debt and agency securities	2	10,527	—	(13)	10,514
Total short-term investments		$17,959	$—	$(18)	$17,941

	December 31, 2023
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$63	$—	$—	$63
Commercial paper	2	59,227	—	(30)	59,197
Total cash equivalents		$59,290	$—	$(30)	$59,260
Short-term investments:
Commercial paper	2	6,431	—	(4)	6,427
U.S. government debt and agency securities	2	50,723	—	(315)	50,408
Total short-term investments		$57,154	$—	$(319)	$56,835

All the commercial paper, U.S. government debt and agency securities, U.S. treasury bills, and corporate bonds designated as short-term investments have an effective maturity date that is equal to or less than one year from the respective balance sheet date.

As of June 30, 2024, the Company does not intend to sell any securities in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell such securities prior to the recovery of the amortized cost basis. Based on the Company's assessment, the Company concluded all impairments as of June 30, 2024 to be due to factors other than credit loss, such as changes in interest rates. A credit loss allowance was not recognized and the unrealized losses for available-for-sale securities were recorded in other comprehensive loss.

4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Lab equipment	$705	$688
Office furniture, fixtures, and computer equipment	712	712
Leasehold improvement	4,322	4,322
Property and equipment, at cost	5,739	5,722
Less: accumulated depreciation	(2,809)	(2,334)
Property and equipment, net	$2,930	$3,388

Depreciation expense was $242,000 and $484,000 for the three and six months ended June 30, 2024, respectively. Depreciation expense was $244,000 and $480,000 for the three and six months ended June 30, 2023, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Research and development expenses	$11,588	$11,916
Employee compensation and benefits	2,871	4,545
Professional services and other	1,577	1,882
Total accrued liabilities	$16,036	$18,343

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

To keep in good standing, the agreement requires the Company to meet certain development milestones and pay annual maintenance fees. All contractual requirements have been met as of June 30, 2024.

During the year ended December 31, 2020, the Phase 2 clinical trial milestone was reached and a payment of $50,000 to WSU was recorded.

The Company may also be obligated to pay the following if the related milestones are reached:

•
$300,000 – At initiation of the first Phase 3 clinical trial in the United States, European Union or Japan for the first licensed product; and
•
$600,000 – Upon receipt of marketing approval in the United States, European Union or Japan for the first licensed product.

Under the terms of the agreement, the Company will pay a royalty in the mid-single digits of net sales, with the first $100,000 of net sales being exempt from royalty payment, and annual minimum royalty payments of $25,000 beginning after the first commercial sale of a licensed product. As of June 30, 2024, no sales of any licensed products had occurred and the Company had not incurred a royalty obligation under this agreement.

Additionally, the agreement allows the Company to sublicense the rights conveyed by the agreement, subject to additional payments to WSU based upon the sublicense consideration received in such event. Such amounts are dependent on the terms of the underlying sublicense and range from the mid-single digits to mid-teens of any non-sales based payments received, and low twenties of net sales based sublicense royalties. As of June 30, 2024, the Company has not entered into or incurred any liability from a sublicense agreement.

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

On February 15, 2024, the court issued an order granting in part and deferring in part plaintiffs’ renewed motion for preliminary approval and ordered the parties to submit a joint status report by March 15, 2024 proposing a date on which the court may schedule the final approval hearing, among other things. In its order, the court preliminarily approved the proposed settlement and certified a class and two subclasses. The court deferred ruling in part as to the proposed notices and claim form relating to the settlement. On March 29, 2024, the court issued a minute order (i) granting the portion of plaintiffs’ renewed motion for preliminary approval that the court had previously deferred ruling on, (ii) setting a final approval hearing, and (iii) ordering plaintiffs’ motion for final approval of the proposed settlement to be filed on or before September 26, 2024. On April 30, 2024, plaintiffs filed a motion for an award of attorneys’ fees and payment of expenses. The settlement final approval hearing is scheduled for October 25, 2024.

As a result of the foregoing, the Company recorded a legal settlement expense of $10.0 million in operating expenses in the fourth quarter of 2022 and an accrued liability of $10.0 million on the accompanying condensed consolidated balance sheets. Additionally, the Company recorded an insurance recovery of $1.6 million in operating expenses in the fourth quarter of 2023 and an insurance recovery receivable of $1.6 million on the accompanying condensed consolidated balance sheets. This insurance recovery represents the amount of the settlement to be covered by the Company's insurers. The Company has deposited $8.4 million into a settlement fund account pending final payment of the settlement amount, and such funds are legally restricted for use and are included within restricted cash, current on the condensed consolidated balance sheets.

Shareholder Derivative Actions

On April 14, 2022, a shareholder derivative action was filed by plaintiff Stephen Bushansky in the U.S. District Court for the Western District of Washington against certain current and former members of the Company’s board of directors, captioned Bushansky v. Kawas et al., No. 2:22-cv-497. Plaintiff purported to bring the action derivatively on behalf of the Company, which was a nominal defendant to the action. The derivative complaint alleged that the Company’s board of directors breached its fiduciary duties by failing to prevent alleged misstatements in the Company’s public filings, failing to discover altered images in certain research papers, and failing to take appropriate action. The derivative complaint asserted claims for violations of Section 14(a) of the Exchange Act as well as claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and waste of corporate assets. The derivative complaint sought unspecified damages, disgorgement of profits, benefits, and other compensation received by the individual defendants, restitution, declaratory relief, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees.

On May 6, 2022, a second shareholder derivative action was filed by plaintiff Thomas Houlihan in the U.S. District Court for the Western District of Washington against certain current and former directors and officers of the Company, captioned Houlihan v. Kawas et al., No. 2:22-cv-620. Plaintiff purported to bring the action derivatively on behalf of the Company, which was a nominal defendant to the action. The derivative complaint alleged that certain of the Company’s current and former directors and officers breached their fiduciary duties by failing to prevent alleged misstatements in the Company’s public filings and failing to take appropriate action regarding altered images in certain research papers. The derivative complaint asserted claims for violations of Section 14(a) of the Exchange Act as well as claims for breach of fiduciary duties, contribution, and indemnification. The derivative complaint sought unspecified damages, unspecified corporate governance reforms, restitution, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees.

On May 26, 2022, the court issued an order consolidating the cases and staying them until further order of the court. On March 18, 2024, following a mediation and the parties entering into a stipulation of settlement to settle the consolidated derivative action for certain corporate governance reforms and the Company’s payment of a fee and expense award to plaintiffs’ counsel, plaintiffs filed an unopposed motion for preliminary approval of a settlement of the derivative action. On May 3, 2024, the court entered an order preliminarily approving the settlement. On May 17, 2024, plaintiffs filed an unopposed motion for approval of attorneys’ fees and expenses and service awards to plaintiffs. On July 3, 2024, plaintiffs filed an unopposed motion for final approval of derivative settlement. The settlement final approval hearing took place on July 18, 2024, and no Company shareholders objected to the proposed settlement or attorneys’ fees or service awards sought by plaintiffs. After the hearing, on July 18, 2024, the court entered an order and judgment granting plaintiffs’ motion for final approval of derivative settlement, finding the settlement to be fair, reasonable, and adequate to the settling parties and the Company’s shareholders, and dismissing the derivative action with prejudice.

The Company believes it has adequate reserves related to this matter as of the latest balance sheet date.

Government Investigation

In November 2022, the Company received a Civil Investigative Demand from the Civil Division of the Department of Justice, or the Demand. The Demand seeks documents and information relating to our relationship with WSU, certain of our grant applications in 2016 and 2019 with the NIH, and our receipt of an NIH grant in 2020. The Company is cooperating with the Department of Justice with respect to the Demand.

The Company cannot predict the outcome of the Demand. Failure by the Company to obtain a favorable resolution could have a material adverse effect on our business, results of operations and financial condition.

Operating Leases

The Company has operating leases for laboratory and office facilities in Bothell, Washington that expire in August 2027. The initial terms of the leases range from 6.3 to 7 years and the Company has options to extend the leases for an additional five years that it is not reasonably certain to exercise. As of June 30, 2024, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

June 30, 2024
Remaining 2024	243
2025	494
2026	509
Thereafter	346
Total undiscounted lease payments	1,592
Present value adjustment for minimum lease commitments	(185)
Net lease liability	$1,407

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

June 30, 2024
Weighted average remaining lease term (years)	3.2
Weighted average discount rate	8.1%

Operating lease expense and variable lease expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$88,000	$88,000	$176,000	$176,000
Variable lease expense	41,000	42,000	67,000	102,000

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

The Company has reserved the following shares of common stock for future issuance, on an as-converted basis, as follows:

	June 30,	December 31,
	2024	2023
Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	11,013,145	7,130,956
Shares available for future grant under the 2020 Equity Incentive Plan	1,428,486	3,158,094
Shares available for future grant under the Employee Stock Purchase Plan	1,399,735	1,128,732
Shares available for future grant under the 2024 Inducement Equity Incentive Plan	350,000	—
Total	14,191,366	11,417,782

The Company’s 2020 Equity Incentive Plan, or the 2020 Plan, provides for annual increases in the number of shares that may be issued under the 2020 Plan on January 1, 2021 and each subsequent January 1, thereafter, by a number of shares equal to the least of (1) 3,230,000 shares, (2) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (3) an amount determined by the Company’s board of directors.

The Company’s 2020 Employee Stock Purchase Plan, or the ESPP, provides for annual increases in the number of shares that may be issued under the ESPP on January 1, 2021 and each subsequent January 1, thereafter, by a number of shares equal to the least of (1) 646,000 shares, (2) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (3) an amount determined by the Company’s board of directors.

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

9. Stock-based Compensation

Stock‑based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$1,153	$1,287	$2,139	$2,284
General and administrative	2,052	1,832	3,745	3,617
Total stock-based compensation expense	$3,205	$3,119	$5,884	$5,901

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

The fair value of each stock option was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.26%	3.52%
Expected volatility	96.93%	99.09%
Expected term (in years)	6.00	5.83
Expected dividend yield	—	—

The grant date fair value of restricted stock units is based upon the fair market value of the Company’s common stock based on its closing price as reported on the date of grant on the Nasdaq Global Select Market.

The fair value of options granted during the six months ended June 30, 2024 and 2023 was $10.2 million and $9.5 million, respectively. The fair value of restricted stock units granted during the six months ended June 30, 2023 was $0.4 million. There were no restricted stock units granted during the six months ended June 30, 2024.

Stock Option Activity

Changes in shares available for grant under the 2020 Plan and the 2024 Inducement Plan during the six months ended June 30, 2024 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2023	3,158,094
2020 Plan reserve increase on January 1, 2024	1,908,630
Shares reserved upon adoption of the 2024 Inducement Plan	750,000
Options and restricted stock units granted	(4,088,804)
Options and restricted stock units forfeited, cancelled, or expired	50,566
Shares available for grant at June 30, 2024	1,778,486

A summary of stock option activity under the 2020 Plan and the 2024 Inducement Plan for the six months ended June 30, 2024 was as follows:

	Shares	Weighted- Average Exercise price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	6,820,869	$7.97	8.24	$387
Granted	4,088,804	3.16
Exercised	—	—
Forfeited/expired	(50,566)	11.48
Balance at June 30, 2024	10,859,107	$6.14	8.46	$655
Expected to vest	6,618,731	$4.52	9.04	$234
Options exercisable	4,240,376	$8.66	7.57	$421

The total fair value of options granted that vested during the six months ended June 30, 2024 and 2023 was $6.6 million and $6.1 million, respectively.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock underlying all options that were in-the-money at June 30, 2024. The aggregate intrinsic value of options exercised was $0.2 million during the six months ended June 30, 2023, determined as of the date of option exercise. There were no options exercised during the six months ended June 30, 2024. As of June 30, 2024, there was $20.6 million of total unrecognized compensation cost related to non-vested stock options. The Company expects to recognize this cost over a remaining weighted-average period of 2.4 years. The Company utilizes newly issued shares to satisfy option exercises.

Stock options outstanding and exercisable under the 2020 Plan and the 2024 Inducement Plan consisted of the following at June 30, 2024:

Exercise Price ($)	Shares Outstanding	Shares Exercisable
0.16 to 4.22	7,779,053	2,094,571
8.93 to 19.94	2,727,806	1,873,340
20.55 to 29.41	352,248	272,465
Total	10,859,107	4,240,376

Restricted Stock Unit Activity

A summary of restricted stock unit, or RSU, activity for the six months ended June 30, 2024 is as follows:

	Share Equivalent	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2023	310,087	$11.44
Granted	—	—
Cancelled	—	—
Vested	(156,049)	11.37
Non-vested at June 30, 2024	154,038	$11.50

10. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2024	2023
Stock options to purchase common stock	10,859,107	7,326,434
Non-vested Restricted Stock Units	154,038	350,172
Employee stock purchase plan	4,146	3,473
Total	11,017,291	7,680,079

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
•
anticipated milestone timelines, such as the timing of data releases, and our ability to meet such timelines;
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

Our lead drug candidate, fosgonimeton, is a potentially first-in-class, small molecule drug candidate designed to positively modulate the neurotrophic HGF system for potential treatment of neurodegenerative diseases. The effects of fosgonimeton in its primary target indication, Alzheimer's disease, or AD, were previously evaluated in our ACT-AD clinical trial and are currently being evaluated in our LIFT-AD clinical trial.

ACT-AD1 was a randomized, double-blind, placebo-controlled, parallel-group 26-week exploratory Phase 2 clinical trial with fosgonimeton in mild-to-moderate AD, with event-related potential, or ERP, P300 latency as the primary endpoint. Initiated in November 2020, the trial was designed to better characterize the overall effects of fosgonimeton on working memory processing speed and cognitive measures and inform the Phase 2/3 LIFT-AD trial. Topline results for this exploratory Phase 2 ACT-AD trial were announced in June 2022, and the primary and all secondary endpoints were not met by protocoled analysis. However, a post hoc analysis of results from ACT-AD in a pre-specified subgroup suggested positive effects on measures of cognition, function and neurodegeneration in participants taking fosgonimeton alone without background acetylcholinesterase inhibitors, or AChEIs. Additionally, data from post hoc analysis of plasma biomarkers from participants on fosgonimeton without background AChEIs showed descriptive improvements (non-statistically significant) in markers of neuroinflammation and AD-specific protein pathologies when compared to placebo. Fosgonimeton was generally well tolerated in the ACT-AD study, with a favorable safety profile, and there were no treatment-related serious adverse events or deaths observed. While we have completed the ACT-AD trial, its open-label extension is ongoing.

LIFT-AD is a randomized, double-blind, placebo-controlled, parallel-group 26-week Phase 2/3 clinical trial with fosgonimeton in mild-to-moderate AD. The primary endpoint for the Phase 2/3 LIFT-AD trial is the Global Statistical Test, or GST, which combines the scores from the co-key secondary endpoints of cognition (Alzheimer's Disease Assessment Scale-Cognitive Subscale, or ADAS-Cog11) and function (Alzheimer’s Disease Cooperative Study-Activities of Daily Living, or ADCS-ADL23), and which we believe is a comprehensive measure of overall disease burden. Guided by the results from the completed exploratory ACT-AD Phase 2 trial, in September 2022, we proactively amended LIFT-AD to focus on participants not on background AChEIs, and in May 2023, we further amended LIFT-AD to focus on 40 mg dosing, which we have selected for further development and as the potential dose for regulatory approval of fosgonimeton in this indication. In January 2024, we announced the completion of enrollment with a total of approximately 315 patients randomized in the primary analysis population. In July 2024, we announced the completion of dosing for the last patient in LIFT-AD and that we are targeting to report topline LIFT-AD results by the end of the third quarter of 2024.

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

To date, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock in our IPO and in a subsequent follow-on public offering, the sale and issuance of convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From inception to June 30, 2024, we have raised aggregate net cash proceeds of approximately $407.4 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes. We have incurred significant operating losses to date. Our net losses were $53.2 million and $57.4 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $362.4 million and cash, cash equivalents and investments of $91.8 million.

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

We will require substantial additional funding to support our continuing operations and further the development of our drug candidates. Until such time as we can generate significant revenue from drug product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which could include income from collaboration, licensing or similar arrangements, for the foreseeable future. Adequate funding may not be available when needed or on terms acceptable to us, or at all. If we are unable to raise additional capital as needed, we may have to significantly delay, scale back or discontinue development of our drug candidates. Our ability to raise additional funds may be negatively impacted by potential adverse global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our drug product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report.

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

Grant Income

Grant income consists of income related to the NIH grant and is recognized as qualifying expenses under the grant agreement are incurred. As of June 30, 2024, we had recognized aggregate grant income of $15.2 million in connection with the NIH grant, equal to the total grant amount approved. We will not recognize additional grant income in connection with the NIH grant in the future.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,
			Dollar	%
	2024	2023	Change	Change
	(in thousands)
Operating expenses:
Research and development	$22,154	$21,615	$539	2%
General and administrative	5,874	10,025	(4,151)	(41)
Total operating expenses	28,028	31,640	(3,612)	(11)
Loss from operations	(28,028)	(31,640)	3,612	(11)
Other income, net	1,169	2,043	(874)	(43)
Net loss	$(26,859)	$(29,597)	$2,738	(9)

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended June 30,
			Dollar	%
	2024	2023	Change	Change
	(in thousands)
Direct costs:
Fosgonimeton (ATH-1017)	$13,261	$14,619	$(1,358)	(9)%
ATH-1020	254	193	61	32
ATH-1105	3,279	—	3,279	100
Preclinical programs and other direct costs	421	1,607	(1,186)	(74)
Total direct costs	17,215	16,419	796	5
Indirect costs:
Personnel-related costs, including stock- based compensation	4,314	4,691	(377)	(8)
Facilities and other costs	625	505	120	24
Total research and development expenses	$22,154	$21,615	$539	2

Research and development expenses increased by $0.6 million, from $21.6 million for the three months ended June 30, 2023 to $22.2 million for the three months ended June 30, 2024. The increase was driven primarily by an increase in ATH-1105 program costs of $3.3 million associated with the Phase 1 clinical trial, which commenced in the second quarter of 2024. This increase was partially offset by decreases in fosgonimeton program costs of $1.4 million and preclinical and other direct costs of $1.2 million, and to a lesser extent, a decrease in personnel-related expenses. The decrease in fosgonimeton program costs of $1.4 million was driven by decreases in contract research organization and clinical site visit costs for our Phase 2/3 LIFT-AD clinical trial and the corresponding open-label extension for our Phase 2 ACT-AD and Phase 2/3 LIFT-AD clinical trials of $2.0 million and a decrease in contract manufacturing costs of $0.4 million, partially offset by an increase in program consulting costs of $1.2 million.

General and Administrative Expenses

General and administrative expenses decreased by $4.1 million, from $10.0 million for the three months ended June 30, 2023 to $5.9 million for the three months ended June 30, 2024. The decrease was primarily due to a decrease in legal costs of $1.8 million, a decrease in business development expenses of $1.3 million, a decrease in professional services expenses of $0.6 million, and a decrease in other general corporate expenses of $0.4 million.

Other Income, Net

Other income, net, decreased by $0.8 million, from $2.0 million for the three months ended June 30, 2023 to $1.2 million for the three months ended June 30, 2024 due to lower income from accretion of discounts on debt securities purchased below par value and held to maturity and lower interest income earned on our available-for-sale securities. These decreases resulted from lower balances of available-for-sale securities held during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,
			Dollar	%
	2024	2023	Change	Change
	(in thousands)
Operating expenses:
Research and development	$43,390	$42,908	$482	1%
General and administrative	12,325	18,502	(6,177)	(33)
Total operating expenses	55,715	61,410	(5,695)	(9)
Loss from operations	(55,715)	(61,410)	5,695	(9)
Grant income	—	157	(157)	(100)
Other income, net	2,519	3,836	(1,317)	(34)
Net loss	$(53,196)	$(57,417)	$4,221	(7)

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Six Months Ended June 30,
			Dollar	%
	2024	2023	Change	Change
	(in thousands)
Direct costs:
Fosgonimeton (ATH-1017)	$27,524	$28,890	$(1,366)	(5)%
ATH-1020	336	383	(47)	(12)
ATH-1105	3,279	—	3,279	100
Preclinical programs and other direct costs	2,056	3,249	(1,193)	(37)
Total direct costs	33,195	32,522	673	2
Indirect costs:
Personnel-related costs, including stock- based compensation	8,925	9,337	(412)	(4)
Facilities and other costs	1,270	1,049	221	21
Total research and development expenses	$43,390	$42,908	$482	1

Research and development expenses increased by $0.5 million, from $42.9 million for the six months ended June 30, 2023 to $43.4 million for the six months ended June 30, 2024. The increase was driven primarily by an increase in ATH-1105 program costs of $3.3 million associated with the Phase 1 clinical trial, which commenced in the second quarter of 2024. This increase was partially offset by decreases in fosgonimeton program costs of $1.4 million and preclinical and other direct costs of $1.2 million, and to a lesser extent, a decrease in personnel-related expenses. The decrease in fosgonimeton program costs of $1.4 million was driven by a decrease in contract manufacturing costs of $2.4 million, and decreases in contract research organization and clinical site visit costs for our Phase 2/3 LIFT-AD clinical trial and the corresponding open-label extension for our Phase 2 ACT-AD and Phase 2/3 LIFT-AD clinical trials of $1.8 million, partially offset by an increase in program consulting costs of $3.0 million.

General and Administrative Expenses

General and administrative expenses decreased by $6.2 million, from $18.5 million for the six months ended June 30, 2023 to $12.3 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease in legal costs of $2.4 million, a decrease in business development expenses of $1.8 million, a decrease in professional services expenses of $1.1 million, a decrease in other general corporate expenses of $0.6 million, and a decrease in personnel-related costs of $0.4 million.

Grant Income

Grant income recognized during the six months ended June 30, 2023 of $0.2 million represented the remaining balance of the total $15.2 million approved grant amount available at the beginning of the quarter. There was no grant income recognized during the six months ended June 30, 2024.

Other Income, Net

Other income, net, decreased by $1.3 million, from $3.8 million for the six months ended June 30, 2023 to $2.5 million for the six months ended June 30, 2024 due to lower income from accretion of discounts on debt securities purchased below par value and held to maturity and lower interest income earned on our available-for-sale securities. These decreases resulted from lower balances of available-for-sale securities held during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From our inception through June 30, 2024, we have raised aggregate net cash proceeds of

$407.4 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes.

As of June 30, 2024, we had $91.8 million in cash, cash equivalents and investments and have not generated positive cash flows from operations. Since our inception, we have devoted substantially all of our resources to our research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Material Cash and Future Funding Requirements

Our material cash requirements include our operating leases for laboratory and office facilities. As of June 30, 2024, we had lease payment obligations of $1.6 million, with $0.5 million payable within 12 months. For additional information regarding our lease commitments, see Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this report. We are contingently committed to $0.9 million of potential future milestone payments, in addition to sales-based payments and royalties, under our license agreement with WSU. Payments generally are due and payable only upon achievement of certain developmental, regulatory, and sales milestones for which the specific timing cannot be predicted. Refer to Note 6 to our unaudited condensed consolidated financial statements for additional information regarding the WSU license agreement. Additionally, we have purchase obligations and open purchase orders that support normal operations and are primarily due in the next 12 months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions. We also anticipate that our research and development expenses and our general and administrative expenses will increase over at least the near-term as we advance our clinical development and our drug candidates through clinical trials, adjust our headcount to support our operations, and incur legal and other professional expenses related to our ongoing legal proceedings. We cannot predict with certainty the amount and timing of these increased expenses.

Based upon our current operating plan, we estimate that our $91.8 million of cash, cash equivalents and investments at June 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report. We will need to raise substantial additional capital to fund the development of our drug candidates. Until such time as we can generate significant revenue from drug product sales, we expect to finance our operations through the sale of equity securities, debt financings, or other capital, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants. For example, in January 2023, we entered into a sales agreement with Cantor Fitzgerald and BTIG to sell shares of our common stock having aggregate sales proceeds of up to $75.0 million, from time to time, through an ATM equity offering program under which Cantor Fitzgerald and BTIG are acting as sales agents. As of the date of this report, we have not sold any securities pursuant to this ATM offering. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be negatively impacted by potential adverse global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our drug product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(48,134)	$(50,476)
Investing activities	39,603	68,008
Financing activities	148	341
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,383)	$17,873

Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities was $48.1 million. This consisted primarily of a net loss of $53.2 million, partially offset by non-cash charges of $6.1 million, and an increase in our net operating assets of $1.0 million. The non-cash charges primarily consisted of stock-based compensation expense, depreciation expense, and amortization of premiums and accretion of discounts on available-for-sale securities. The increase in our net operating assets was primarily due to a decrease in accounts payable and accrued expenses, partially offset by a decrease in prepaid expenses and other assets.

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

Investing Activities

During the six months ended June 30, 2024, net cash provided by investing was $39.6 million. This consisted of maturities of available-for-sale securities of $51.0 million, partially offset by purchases of available-for-sale securities of $11.3 million.

During the six months ended June 30, 2023, net cash provided by investing was $68.0 million. This consisted of maturities of available-for-sale securities of $93.2 million, partially offset by purchases of available-for-sale securities of $24.9 million and property and equipment of $0.3 million.

Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was $0.1 million, consisting of proceeds received from the issuance of common stock under our employee stock purchase plan.

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

During the six months ended June 30, 2024, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on February 22, 2024 and Note 2 to our unaudited condensed consolidated financial statements included in “Part I, Item 1—Financial Statements (Unaudited)” of this report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 15, 2024, the court issued an order granting in part and deferring in part plaintiffs’ renewed motion for preliminary approval and ordered the parties to submit a joint status report by March 15, 2024 proposing a date on which the court may schedule the final approval hearing, among other things. In its order, the court preliminarily approved the proposed settlement and certified a class and two subclasses. The court deferred ruling in part as to the proposed notices and claim form relating to the settlement. On March 29, 2024, the court issued a minute order (i) granting the portion of plaintiffs’ renewed motion for preliminary approval that the court had previously deferred ruling on, (ii) setting a final approval hearing, and (iii) ordering plaintiffs’ motion for final approval of the proposed settlement to be filed on or before September 26, 2024. On April 30, 2024, plaintiffs filed a motion for an award of attorneys’ fees and payment of expenses. The settlement final approval hearing is scheduled for October 25, 2024.

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

Shareholder Derivative Actions

On April 14, 2022, a shareholder derivative action was filed by plaintiff Stephen Bushansky in the U.S. District Court for the Western District of Washington against certain current and former members of our board of directors, captioned Bushansky v. Kawas et al., No. 2:22-cv-497. Plaintiff purported to bring the action derivatively on our behalf, and we were a nominal defendant to the action. The derivative complaint alleged that our board of directors breached its fiduciary duties by failing to prevent alleged misstatements in our public filings, failing to discover altered images in certain research papers, and failing to take appropriate action. The derivative complaint asserted claims for violations of Section 14(a) of the Exchange Act as well as claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and waste of corporate assets. The derivative complaint sought unspecified damages, disgorgement of profits, benefits, and other compensation received by the individual defendants, restitution, declaratory relief, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees.

On May 6, 2022, a second shareholder derivative action was filed by plaintiff Thomas Houlihan in the U.S. District Court for the Western District of Washington against certain of our current and former directors and officers, captioned Houlihan v. Kawas et al., No. 2:22-cv-620. Plaintiff purported to bring the action derivatively on our behalf, and we were a nominal defendant to the action. The derivative complaint alleged that certain of our current and former directors and officers breached their fiduciary duties by failing to prevent alleged misstatements in our public filings and failing to take appropriate action regarding altered images in certain research papers. The derivative complaint asserted claims for violations of Section 14(a) of the Exchange Act as well as claims for breach of fiduciary duties, contribution, and indemnification. The derivative complaint sought unspecified damages, unspecified corporate governance reforms, restitution, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees.

On May 26, 2022, the court issued an order consolidating the cases and staying them until further order of the court. On March 18, 2024, following a mediation and the parties entering into a stipulation of settlement to settle the consolidated derivative action for certain corporate governance reforms and the payment of a fee and expense award to plaintiffs’ counsel, plaintiffs filed an unopposed motion for preliminary approval of a settlement of the derivative action. On May 3, 2024, the court entered an order preliminarily approving the settlement and scheduling a final approval hearing for July 18, 2024. On May 17, 2024, plaintiffs filed an unopposed motion for approval of attorneys’ fees and expenses and service awards to plaintiffs. On July 3, 2024, plaintiffs filed an unopposed motion for final approval of derivative settlement. The settlement final approval hearing took place on July 18, 2024, and no shareholders objected to the proposed settlement or attorneys’ fees or service awards sought by plaintiffs. After the hearing, on July 18, 2024, the court entered an order and judgment granting plaintiffs’ motion for final approval of derivative settlement, finding the settlement to be fair, reasonable, and adequate to the settling parties and our shareholders, and dismissing the derivative action with prejudice.

We believe we have adequate reserves related to this matter as of the balance sheet date.

Government Investigation

In November 2022, we received a Civil Investigative Demand from the Civil Division of the Department of Justice, or the Demand. The Demand seeks documents and information relating to our relationship with WSU, certain of our grant applications in 2016 and 2019 with the NIH and our receipt of an NIH grant in 2020. We are cooperating with the Department of Justice with respect to the Demand.

We cannot predict the outcome of the Demand. Failure by us to obtain a favorable resolution could have a material adverse effect on our business, results of operations and financial condition.

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

We are and may in the future be subject to claims, lawsuits, arbitration proceedings, government investigations and other legal, regulatory and administrative proceedings. For example, in November 2022, we received a Civil Investigative Demand from the Civil Division of the Department of Justice, or the Demand. The Demand seeks documents and information relating to our relationship with WSU, certain of our grant applications in 2016 and 2019 with the NIH, and our receipt of a NIH grant in 2020. We are cooperating with the Department of Justice with respect to the Demand. In February 2023, the Securities and Exchange Commission, or SEC, sent us a subpoena seeking documents and information relating to, among other things, our former chief executive officer’s alteration of images in certain research papers. We cooperated with the SEC with respect to the subpoena. On March 29, 2024, we received a letter from the SEC stating that the SEC had concluded its investigation without any enforcement action against us.

The outcome of the Demand or any related claims or proceedings, as well as any other investigations or claims cannot be predicted with any degree of certainty. In the ordinary course of business we have been and may in the future be the subject of various legal claims. Any such claims, investigations or proceedings against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention and divert significant resources, and the resolution of any such claims, investigations or proceedings could result in substantial damages, settlement costs, fines or penalties that could adversely affect our business, financial condition or operating results or result in harm to our reputation and brand, sanctions, consent decrees, injunctions or other remedies requiring a change in our business practices.

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

Our reporting of topline or final data for our clinical trials may be delayed and our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.

Our projected timeline for announcing our topline data may be delayed, including, among other reasons, due to possible delays in data cleaning, processing or analysis, either on our part and/or on the part of any of our third-party vendors, which could harm our business, operating results, prospects or financial condition.

We also may not be able to initiate or continue clinical trials for our drug candidates if we are unable to recruit and enroll a sufficient number of eligible patients to participate in these clinical trials through completion of such trials as required by the FDA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. Patient enrollment may also be affected if our competitors have ongoing clinical trials for programs that are under development for the same indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ programs. Additionally, publicly reported results of our completed clinical trials may impact enrollment of our trials in progress. If we are unable to locate a sufficient number of such patients, our clinical trial and development plans could be delayed.

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

Drug candidates that we may successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. For example, the FDA recently granted traditional approval for lecanemab, a drug developed by Biogen Inc. and Eisai Co., Ltd., and Eli Lilly and Company received approval for an amyloid beta-directed antibody in July 2024. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our drug products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our drug candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our drug products. For example, the U.S. Centers for Medicare & Medicaid Services, or CMS, announced a two-part National Coverage Determination, or NCD, under which Medicare will cover monoclonal antibodies that target amyloid (or plaque) for the treatment of AD that receive traditional approval from the FDA under coverage with evidence development. Additionally, for drugs that FDA has not determined to have shown a clinical benefit or that received an accelerated approval, Medicare will provide coverage in FDA or NIH approved clinical trials. In June 2023, CMS announced that Medicare will cover new Alzheimer’s drugs with traditional FDA approval when a physician and clinical team participate in CMS’ registry to collect evidence about how these drugs work in the real world. Current and future CMS coverage restrictions on classes of drugs that encompass our drug candidates could have a material adverse impact on our ability to commercialize our drug candidates, if approved, generate revenue and attain profitability. It is unclear how future CMS coverage decisions and policies will impact our business. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see the section titled “Part I, Item 1 – Business—Competition” in our Annual Report on Form 10-K filed with the SEC on February 22, 2024.

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

We have not generated any revenue from drug product sales and our drug candidates will require substantial additional investment before they may provide us with any revenue. We had net losses of $53.2 million and $57.4 million for the six months ended June 30, 2024 and 2023, respectively, and an accumulated deficit of $362.4 million as of June 30, 2024.

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

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of June 30, 2024, we had cash, cash equivalents and investments of $91.8 million. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report. However, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. It is difficult to predict how current and future legislation, executive actions, and litigation, including the executive orders, will be implemented, and the extent to which they will impact our business, our clinical development, and the FDA’s and other agencies’ ability to exercise their regulatory authority, including FDA’s pre-approval inspections and timely review of any regulatory filings or applications we submit to the FDA. To the extent any executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. Recently, the U.S. Supreme Court overruled the Chevron doctrine, which gave deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA's authority, lead to uncertainties in the industry, and disrupt the FDA's normal operations, any of which could impact the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Further, the Biden administration released an additional executive order on October 14, 2022, directing the U.S. Department of Health and Human Services, or HHS, to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of IRA are unconstitutional. The impact of these judicial challenges as well as other judicial challenges in view of the Supreme Court’s overruling of the Chevron doctrine, other legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drug candidates if approved.

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

We expect to have to negotiate budgets and contracts with CROs, clinical trial sites and CMOs and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our nonclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these nonclinical studies and clinical trials and the management of data developed through nonclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for drug candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. For example, in connection with our preparation activities for the completion and readout of LIFT-AD that we are targeting by the end of the third quarter of 2024, we currently are completing systematic blinded data review and data cleaning from the LIFT-AD trial. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In particular, protocol deviations or non-compliance with GCP requirements, or other data integrity reasons, can cause us or the FDA or other regulatory authorities to exclude data from non-compliant sites or investigators, which may cause the trial to be underpowered to meet the endpoints. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with pharmaceutical drug product produced under cGMP regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We own or in-license worldwide intellectual property rights to fosgonimeton as well as our pipeline of small molecule candidates. Where appropriate, we may use strategic collaborations, licensing arrangements or partnerships to accelerate the development and maximize the commercial potential of our programs. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

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
•
the results of an investigation into our former CEO, Leen Kawas, by WSU;
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

Our directors, executive officers, significant holders of our outstanding common stock and their respective affiliates beneficially own a substantial amount of our outstanding common stock as of June 30, 2024. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-39503	3.1	November 12, 2020

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated May 23, 2024	8-K	001-39503	3.1	May 29, 2024

3.3	Amended and Restated Bylaws of the Company	8-K	001-39503	3.1	November 18, 2022

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Accounting and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

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

Athira Pharma, Inc.

Date: August 1, 2024	By:	/s/ Mark Litton
Mark Litton
President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Andrew Gengos
Andrew Gengos
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)