Form 10-Q/A
period 2024-06-30
Athira Pharma, Inc.
filed 2024-08-09
CIK 1620463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1") hereby amends the Quarterly Report on Form 10-Q of Athira Pharma, Inc. (the “Company”) for the quarterly period ended June 30, 2024 (the “Original Form 10-Q”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 1, 2024. This Amendment No. 1 is being filed solely to include Exhibits 10.1 and 10.2 to the Form 10-Q/A, which were inadvertently omitted in the Original Form 10-Q.

In accordance with applicable SEC rules, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated as of the date of filing of this Amendment No. 1. Because this Amendment No. 1 does not include financial statements and does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. Accordingly, this Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part II, Item 6 “Exhibits,” in its entirety, the signature page, and Exhibits 10.1, 10.2, 31.3 and 31.4. Except as expressly set forth in this Amendment No. 1, no other changes have been made to the Original Form 10-Q, and this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows or other disclosures in, or exhibits to, the Original Form 10-Q, nor does it reflect events occurring after the filing of the Original Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-Q and with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-Q.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-39503	3.1	November 12, 2020

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated May 23, 2024	8-K	001-39503	3.1	May 29, 2024

3.3	Amended and Restated Bylaws of the Company	8-K	001-39503	3.1	November 18, 2022

10.1†*	Employment Offer Letter between the Registrant and Javier San Martin

10.2†*	Change in Control and Severance Agreement between the Registrant and Javier San Martin

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**

Certification of Principal Accounting and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4†

Certification of Principal Accounting and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104†	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

† Filed herewith.

* Indicates a management contract or compensatory plan.

** Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, as filed with the SEC on August 1, 2024.

*** Previously furnished with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, as filed with the SEC on August 1, 2024. The certifications filed as Exhibits 32.1 and 32.2 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date thereof irrespective of any general incorporation by reference language contained in any such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Athira Pharma, Inc.

Date: August 9, 2024	By:	/s/ Mark Litton
Mark Litton
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Andrew Gengos
Andrew Gengos
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)