Form 10-Q
period 2024-09-30
Athira Pharma, Inc.
filed 2024-11-07
CIK 1620463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, there were 38,669,073 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section of this report captioned “Risk Factors.” The following is a summary of the principal risks we face:

•
We are a clinical-stage biopharmaceutical company with a limited operating history.
•
Our development of ATH-1105 may never lead to a marketable product.
•
Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve a number of objectives.
•
Our approach to targeting neurotrophic factors through the use of small molecules is based on a novel therapeutic approach, which exposes us to unforeseen risks. We have limited data from preclinical studies and clinical trials to date, including for ATH-1105, and we cannot be certain that future trials will yield data in support of the safety, efficacy and tolerability of our drug candidates.
•
We may not be successful in identifying and implementing any strategic transaction and any strategic transactions that we may consummate in the future may not be successful.
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
•
We are and may in the future be subject to claims, lawsuits, arbitration proceedings, government investigations, securities class action litigation and other legal, regulatory and administrative proceedings and face potential liability and expenses related thereto, which could divert management's attention, and insurance coverage may not be sufficient to cover all costs and damages. This could have a material adverse effect on our business, operating results and financial condition.
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
•
We will require substantial additional funding to finance our operations, complete the development and commercialization of ATH-1105 and develop and commercialize other current and potential drug candidates. If we are unable to raise this funding and access capital when needed, we may be forced to delay, reduce, or eliminate our drug product development programs, commercialization efforts or other operations.
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
•
If we do not regain compliance with or continue to satisfy the Nasdaq continued listing requirements, our common stock could be delisted from the Nasdaq, which may make it more difficult for investors to sell shares of our common stock and consequently may negatively impact the price of our common stock.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Athira Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,856	$90,584
Restricted cash, current	8,373	—
Short-term investments	—	56,835
Prepaid expenses and other current assets	3,145	5,682
Insurance recovery receivable related to legal settlement (Note 7)	1,628	1,628
Total current assets	82,002	154,729
Restricted cash, non-current	631	631
Property and equipment, net	2,687	3,388
Operating lease right-of-use asset	871	1,049
Other long-term assets	55	448
Total assets	$86,246	$160,245
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$388	$129
Accrued liabilities	16,961	18,343
Accrued legal settlement (Note 7)	10,000	10,000
Current operating lease liability	402	368
Total current liabilities	27,751	28,840
Operating lease liability, less current portion	912	1,217
Total liabilities	28,663	30,057
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 38,669,073 and 38,172,603 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	448,719	439,739
Accumulated other comprehensive income (loss)	3	(349)
Accumulated deficit	(391,143)	(309,206)
Total stockholders' equity	57,583	130,188
Total liabilities and stockholders' equity	$86,246	$160,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$17,922	$27,202	$61,312	$70,110
General and administrative	7,572	7,840	19,897	26,342
Legal expense	4,127	—	4,127	—
Total operating expenses	29,621	35,042	85,336	96,452
Loss from operations	(29,621)	(35,042)	(85,336)	(96,452)
Grant income	—	—	—	157
Other income, net	880	2,072	3,399	5,908
Net loss	$(28,741)	$(32,970)	$(81,937)	$(90,387)
Unrealized gain on available-for-sale securities	41	261	352	1,278
Comprehensive loss attributable to common stockholders	$(28,700)	$(32,709)	$(81,585)	$(89,109)
Net loss per share attributable to common stockholders, basic and diluted	$(0.75)	$(0.87)	$(2.13)	$(2.38)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	38,517,602	38,054,583	38,406,709	37,993,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2024

(in thousands, except share amounts)

(unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2024	38,172,603	$4	$439,739	$(349)	$(309,206)	$130,188
Issuance of common stock upon vesting of restricted stock units	154,049	—	—	—	—	—
Stock-based compensation	—	—	2,679	—	—	2,679
Unrealized gain on available-for-sale securities	—	—	—	212	—	212
Net loss	—	—	—	—	(26,337)	(26,337)
Balance as of March 31, 2024	38,326,652	$4	$442,418	$(137)	$(335,543)	$106,742
Issuance of common stock upon vesting of restricted stock units	2,000	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	110,723	—	148	—	—	148
Stock-based compensation	—	—	3,205	—	—	3,205
Unrealized gain on available-for-sale securities	—	—	—	99	—	99
Net loss	—	—	—	—	(26,859)	(26,859)
Balance as of June 30, 2024	38,439,375	$4	$445,771	$(38)	$(362,402)	$83,335
Issuance of common stock upon exercise of common stock options	75,660	—	12	—	—	12
Issuance of common stock upon vesting of restricted stock units	154,038	—	—	—	—	—
Stock-based compensation	—	—	2,936	—	—	2,936
Unrealized gain on available-for-sale securities	—	—	—	41	—	41
Net loss	—	—	—	—	(28,741)	(28,741)
Balance as of September 30, 2024	38,669,073	$4	$448,719	$3	$(391,143)	$57,583

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

Athira Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(81,937)	$(90,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,820	8,395
Depreciation expense	727	724
Non-cash lease expense	178	158
Amortization of premiums and accretion of discounts on available-for-sale securities, net	(488)	(1,131)
Loss on disposal of equipment	7	—
Changes in operating assets and liabilities:
Unbilled grant receivable	—	1,227
Prepaid expenses and other current and long-term assets, net	2,930	(366)
Accounts payable and accrued liabilities	(1,123)	7,159
Operating lease liability	(271)	(239)
Net cash used in operating activities	(71,157)	(74,460)
Investing activities
Purchases of available-for-sale securities	(11,322)	(27,671)
Maturities of available-for-sale securities	68,997	116,673
Purchases of property and equipment	(33)	(304)
Net cash provided by investing activities	57,642	88,698
Financing activities
Proceeds from exercise of common stock options and issuance of common stock under employee stock purchase plan	160	341
Net cash provided by financing activities	160	341
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,355)	14,579
Cash, cash equivalents and restricted cash, beginning of period	91,215	96,386
Cash, cash equivalents and restricted cash, end of period	$77,860	$110,965

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATHIRA PHARMA, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business

Organization

Athira Pharma, Inc., or the Company, was incorporated as M3 Biotechnology, Inc. in the state of Washington on March 31, 2011 and reincorporated in the state of Delaware on October 27, 2015. In April 2019, the Company changed its name to Athira Pharma, Inc. The Company currently has office and laboratory space in Bothell, Washington. The Company is a clinical-stage biopharmaceutical company focused on developing small molecules to restore neuronal health and slow neurodegeneration.

Liquidity and Capital Resources

Since the Company’s inception, it has funded its operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From the Company’s inception through September 30, 2024, it has raised aggregate net cash proceeds of $407.4 million primarily from the issuance of its common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes.

As of September 30, 2024, the Company had cash, cash equivalents and investments of $68.9 million. The Company’s net loss for the nine months ended September 30, 2024 was $81.9 million and cash used in operations for the nine months ended September 30, 2024 was $71.2 million. Since the Company’s inception, it has devoted substantially all of its resources to its research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Based upon the Company’s current operating plan, it estimates that its $68.9 million of cash, cash equivalents and investments at September 30, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the 12 months following the date of this report. Historically, the Company has incurred net losses from continuing operations and negative operating cash flows. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs; therefore, the Company will need to continue to raise additional capital to accomplish its operating plan. The Company has a sales agreement in place with Cantor Fitzgerald & Co., or Cantor Fitzgerald, and BTIG, LLC, or BTIG, for an “at the market” equity offering facility through which it may offer and sell shares of its common stock equaling an aggregate amount up to $75.0 million. The Company has not sold any securities pursuant to this ATM offering. Should it be determined to be strategically advantageous, the Company could pursue public and private offerings of its equity securities similar to those the Company has previously completed, debt financings, or other strategic transactions, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of September 30, 2024, and condensed consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, are unaudited. The balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2023. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2024, and the unaudited condensed consolidated results of its operations and its cash flows for the three and nine months ended September 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are also unaudited. The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 22, 2024.

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

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$68,856	$90,584
Restricted cash, current	8,373	—
Restricted cash, non-current	631	631
Cash, cash equivalents and restricted cash	$77,860	$91,215

Short-term Investments

The Company generally invests its excess cash in investment grade short- to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, and short-term investments on the unaudited condensed consolidated balance sheets, classified as available-for-sale, and reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss). Amortization and accretion are included in other income, net. Realized gains and losses on the sale of these securities are recognized in other income, net.

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

Corporate Restructuring

On September 15, 2024, the Company committed to a workforce reduction that is expected to result in the termination of approximately 70% of the Company’s workforce, or the Restructuring. In connection with the Restructuring, the Company currently estimates it will incur costs of approximately $2.8 million, consisting primarily of cash severance costs and termination benefits, which the Company expects to recognize in the third and fourth quarters of 2024. The Company expects to substantially complete the Restructuring by December 31, 2024.

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

The following tables reflect the Company’s financial asset balances measured at fair value on a recurring basis (in thousands):

	September 30, 2024
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$33	$—	$—	$33
U.S. government debt and agency securities	2	18,120	5	—	18,125
Commercial paper	2	23,983	1	(3)	23,981
Total cash equivalents		$42,136	$6	$(3)	$42,139

	December 31, 2023
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$63	$—	$—	$63
Commercial paper	2	59,227	—	(30)	59,197
Total cash equivalents		$59,290	$—	$(30)	$59,260
Short-term investments:
Commercial paper	2	6,431	—	(4)	6,427
U.S. government debt and agency securities	2	50,723	—	(315)	50,408
Total short-term investments		$57,154	$—	$(319)	$56,835

All the commercial paper, U.S. government debt and agency securities, U.S. treasury bills, and corporate bonds designated as short-term investments have an effective maturity date that is equal to or less than one year from the respective balance sheet date.

As of September 30, 2024, the Company does not intend to sell any securities in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell such securities prior to the recovery of the amortized cost basis. Based on the Company's assessment, the Company concluded all impairments as of September 30, 2024 to be due to factors other than credit loss, such as changes in interest rates. A credit loss allowance was not recognized and the unrealized losses for available-for-sale securities were recorded in other comprehensive loss.

4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Lab equipment	$705	$688
Office furniture, fixtures, and computer equipment	712	712
Leasehold improvement	4,322	4,322
Property and equipment, at cost	5,739	5,722
Less: accumulated depreciation	(3,052)	(2,334)
Property and equipment, net	$2,687	$3,388

Depreciation expense was $243,000 and $727,000 for the three and nine months ended September 30, 2024, respectively. Depreciation expense was $244,000 and $724,000 for the three and nine months ended September 30, 2023, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Research and development	$7,644	$11,916
Employee compensation and benefits	4,440	4,545
Legal expense	4,127	—
Professional services and other	750	1,882
Total accrued liabilities	$16,961	$18,343

6. Significant Agreements

WSU License Agreement

The Company is party to an amended and restated exclusive license agreement with sublicensing terms with WSU that the Company entered into in 2015. Under this agreement, the Company has an exclusive license to make, use, sell, and offer for sale products covered by certain licensed patents, including dihexa, the chemical compound into which fosgonimeton metabolizes following administration. ATH-1105, the Company’s small molecule drug candidate currently in development for the potential treatment of ALS, is not covered by the WSU license agreement.

To keep in good standing, the agreement requires the Company to meet certain development milestones and pay annual maintenance fees. All contractual requirements have been met as of September 30, 2024.

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

Under the terms of the agreement, the Company will pay a royalty in the mid-single digits of net sales, with the first $100,000 of net sales being exempt from royalty payment, and annual minimum royalty payments of $25,000 beginning after the first commercial sale of a licensed product. As of September 30, 2024, no sales of any licensed products had occurred and the Company had not incurred a royalty obligation under this agreement.

Additionally, the agreement allows the Company to sublicense the rights conveyed by the agreement, subject to additional payments to WSU based upon the sublicense consideration received in such event. Such amounts are dependent on the terms of the underlying sublicense and range from the mid-single digits to mid-teens of any non-sales based payments received, and low twenties of net sales based sublicense royalties. As of September 30, 2024, the Company has not entered into or incurred any liability from a sublicense agreement.

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

On February 15, 2024, the court issued an order granting in part and deferring in part plaintiffs’ renewed motion for preliminary approval and ordered the parties to submit a joint status report by March 15, 2024. In its order, the court preliminarily approved the proposed settlement and certified a class with two subclasses. The court deferred ruling in part as to the proposed notices and claim form relating to the settlement. On March 29, 2024, the court issued a minute order (i) granting the portion of plaintiffs’ renewed motion for preliminary approval that the court had previously deferred ruling on, (ii) setting a final approval hearing, and (iii) ordering plaintiffs’ motion for final approval of the proposed settlement to be filed on or before September 26, 2024. On September 26, 2024, plaintiffs filed a motion for final approval of class action settlement and plan of allocation. On September 30, 2024, the court issued a minute order requiring additional information related to the claims administration process, to which plaintiffs responded. On October 25, 2024, the court held a settlement final approval hearing and ruled that the terms of the settlement are fair, reasonable and adequate and that notice was reasonable. On November 1, 2024, the court entered a final written judgment and order granting final approval of the settlement and closed the case.

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

The Company paid the fee and expense award related to this shareholder derivative action settlement during the third quarter of 2024.

Government Investigation

In November 2022, the Company received a Civil Investigative Demand from the Civil Division of the Department of Justice, or the Demand. The Demand sought documents and information relating to the Company’s relationship with WSU, certain of its grant applications in 2016 and 2019 with the NIH, and the Company’s receipt of an NIH grant in 2020. The Company has been cooperating with the Department of Justice with respect to the Demand.

The Company recorded a legal expense of $4.1 million based on developments in the third quarter of 2024 and a corresponding accrued liability on the accompanying condensed consolidated balance sheets. Failure by the Company to obtain a favorable resolution could have a material adverse effect on its business, results of operations and financial condition.

Operating Leases

The Company has operating leases for laboratory and office facilities in Bothell, Washington that expire in August 2027. The initial terms of the leases range from 6.3 to 7 years and the Company has options to extend the leases for an additional five years that it is not reasonably certain to exercise. As of September 30, 2024, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

September 30, 2024
Remaining 2024	123
2025	494
2026	509
Thereafter	346
Total undiscounted lease payments	1,472
Present value adjustment for minimum lease commitments	(158)
Net lease liability	$1,314

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

September 30, 2024
Weighted average remaining lease term (years)	3.2
Weighted average discount rate	8.1%

Operating lease expense and variable lease expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$89	$89	$265	$265
Variable lease expense	41	42	108	144

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

The Company has reserved the following shares of common stock for future issuance, on an as-converted basis, as follows:

	September 30,	December 31,
	2024	2023
Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	10,785,447	7,130,956
Shares available for future grant under the 2020 Equity Incentive Plan	1,426,486	3,158,094
Shares available for future grant under the Employee Stock Purchase Plan	1,399,735	1,128,732
Shares available for future grant under the 2024 Inducement Equity Incentive Plan	350,000	—
Total	13,961,668	11,417,782

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

9. Stock-based Compensation

Stock‑based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$1,124	$944	$3,263	$3,228
General and administrative	1,812	1,550	5,557	5,167
Total stock-based compensation expense	$2,936	$2,494	$8,820	$8,395

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

The fair value of each stock option was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.26%	3.54%
Expected volatility	96.93%	99.18%
Expected term (in years)	6.00	5.48
Expected dividend yield	—	—

The grant date fair value of restricted stock units is based upon the fair market value of the Company’s common stock based on its closing price as reported on the date of grant on the Nasdaq Global Select Market.

The fair value of options granted during the nine months ended September 30, 2024 and 2023 was $10.2 million and $9.8 million, respectively. The fair value of restricted stock units granted during the nine months ended September 30, 2024 and 2023 was less than $0.1 million and $0.4 million, respectively.

Stock Option Activity

Changes in shares available for grant under the 2020 Plan and the 2024 Inducement Plan during the nine months ended September 30, 2024 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2023	3,158,094
2020 Plan reserve increase on January 1, 2024	1,908,630
Shares reserved upon adoption of the 2024 Inducement Plan	750,000
Options and restricted stock units granted	(4,090,804)
Options and restricted stock units forfeited, cancelled, or expired	50,566
Shares available for grant at September 30, 2024	1,776,486

A summary of stock option activity under the 2020 Plan and the 2024 Inducement Plan for the nine months ended September 30, 2024 was as follows:

	Shares	Weighted- Average Exercise price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	6,820,869	$7.97	8.24	$387
Granted	4,088,804	3.16
Exercised	(75,660)	0.16
Forfeited/expired	(50,566)	11.48
Balance at September 30, 2024	10,783,447	$6.18	8.27	$—
Expected to vest	5,905,187	$4.27	8.86	$—
Options exercisable	4,878,260	$8.49	7.56	$—

The total fair value of options granted that vested during the nine months ended September 30, 2024 and 2023 was $9.2 million and $8.3 million, respectively.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock underlying all options that were in-the-money at September 30, 2024. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023 was $0.2 million and $0.2 million, respectively, determined as of the date of option exercise. As of September 30, 2024, there was $17.7 million of total unrecognized compensation cost related to non-vested stock options. The Company expects to recognize this cost over a remaining weighted-average period of 2.2 years. The Company utilizes newly issued shares to satisfy option exercises.

Stock options outstanding and exercisable under the 2020 Plan and the 2024 Inducement Plan consisted of the following at September 30, 2024:

Exercise Price ($)	Shares Outstanding	Shares Exercisable
0.16 to 4.22	7,703,393	2,515,358
8.93 to 19.94	2,727,806	2,084,154
20.55 to 29.41	352,248	278,748
Total	10,783,447	4,878,260

Restricted Stock Unit Activity

A summary of restricted stock unit, or RSU, activity for the nine months ended September 30, 2024 is as follows:

	Share Equivalent	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2023	310,087	$11.44
Granted	2,000	2.51
Cancelled	—	—
Vested	(310,087)	11.44
Non-vested at September 30, 2024	2,000	$2.51

10. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2024	2023
Stock options to purchase common stock	10,783,447	7,019,311
Non-vested Restricted Stock Units	2,000	313,337
Employee stock purchase plan	8,709	11,373
Total	10,794,156	7,344,021

11. Corporate Restructuring

The Company currently estimates that it will incur costs of approximately $2.8 million for termination benefits relating to the Restructuring, substantially all of which the Company expects to recognize in the third and fourth quarters of 2024 and pay out in cash during the fourth quarter of 2024 and first quarter of 2025.

The Company expensed the following costs associated with the termination benefit payments resulting from the Restructuring (in thousands):

Nine Months Ended
September 30, 2024
Research and development expense	1,007
General and administrative expense	1,309
Total severance expense	2,316

As of September 30, 2024, the accrued liability balance associated with the Restructuring is $2.3 million and is included in the accrued expenses line of the accompanying unaudited condensed consolidated balance sheet.

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

In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target”, “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements about:

•
our financial performance;
•
the sufficiency of our existing cash, cash equivalents and investments to fund our future operating expenses and capital expenditure requirements;
•
our expectations regarding the costs and expected cost savings and related benefits from our workforce reduction initiated in September 2024, or the Restructuring;
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
•
the potential learnings from our ACT-AD and SHAPE trials, LIFT-AD independent unblinded interim efficacy and futility analysis, and LIFT-AD trial and their ability to inform and improve future clinical development plans;
•
the potential of our Phase 1 ATH-1105 clinical trial and any subsequent clinical trials to show the clinical benefits of ATH-1105;
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
•
our plans and ability to regain compliance with the Nasdaq listing rules;
•
the size and growth potential of the markets for our drug candidates, if approved for commercial use, and our ability to serve those markets;
•
the potential benefits of any strategic collaborations, partnerships, or other transactions we may enter into;
•
our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and
•
our plans and expectations regarding our exploration of strategic alternatives focused on maximizing stockholder value, including whether or not such process will result in a strategic transaction on terms satisfactory to us, or other alternatives which increase stockholder value.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing small molecules engineered to restore neuronal health and slow neurodegeneration. Our approach is designed to modulate the neurotrophic hepatocyte growth factor, or HGF, system, that is critical to normal brain function and may play a key role in maintaining the health and functioning of neuronal networks. We believe that by acting on the neurotrophic HGF system and its multiple downstream signaling pathways, we may be able to enhance the body’s natural ability to protect and repair neuronal networks by reducing inflammation, promoting regeneration, and reducing disease-specific protein pathologies, thereby positively impacting the course of disease. We aim to achieve these goals by advancing our pipeline of novel small molecule compounds which are designed to and have exhibited properties in enhancing the neurotrophic HGF system in either the central nervous system, or CNS, by crossing the blood brain barrier, or BBB, or the peripheral nervous system, or PNS.

Following recent clinical trial developments for fosgonimeton, our previous lead drug candidate, discussed further below, our lead drug candidate is now ATH-1105. ATH-1105 is a novel, oral, next-generation small molecule drug candidate designed to positively modulate the neurotrophic HGF system for potential treatment of neurodegenerative diseases, including amyotrophic lateral sclerosis, or ALS, and Alzheimer's disease, or AD. ATH-1105 is currently in development for the potential treatment of ALS. We are conducting a first-in-human Phase 1 double-blind, placebo-controlled trial that is enrolling up to 80 healthy volunteers to evaluate single and multiple oral ascending doses of ATH-1105. The study is evaluating the safety and tolerability of ATH-1105 and includes measurements of pharmacokinetic outcomes. The first cohort of healthy volunteers completed the study in June 2024 and we expect to complete the full study by year-end 2024, with a goal to begin dosing ALS patients in 2025.

Our other drug candidate, fosgonimeton, is a small molecule drug candidate designed to positively modulate the neurotrophic HGF system for potential treatment of neurodegenerative diseases. The effects of fosgonimeton in AD were previously evaluated in our ACT-AD and LIFT-AD clinical trials.

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

LIFT-AD was a randomized, double-blind, placebo-controlled, parallel-group 26-week Phase 2/3 clinical trial with fosgonimeton in mild-to-moderate AD. The primary endpoint for the Phase 2/3 LIFT-AD trial was the Global Statistical Test, or GST, which combines the scores from the co-key secondary endpoints of cognition (Alzheimer's Disease Assessment Scale-Cognitive Subscale (ADAS-Cog11) and function (Alzheimer’s Disease Cooperative Study-Activities of Daily Living, or ADCS-ADL23). Guided by the results from the completed exploratory ACT-AD Phase 2 trial, in September 2022, we proactively amended LIFT-AD to focus on participants not on background AChEIs, and in May 2023, we further amended LIFT-AD to focus on 40 mg dosing, which we had selected for further development and as the potential dose for regulatory approval of fosgonimeton in this indication. In September 2024, we announced the topline results for LIFT-AD, and the primary and key secondary endpoints did not reach statistical significance compared with placebo at 26 weeks. However, both components of GST, cognition (ADAS-Cog11) and function (ADCS-ADL23), directionally favored fosgonimeton treatment, and in pre-specified subgroups characterized by more rapid disease progression (moderate AD and APOE4 carriers), cognition and function improved or stabilized in the fosgonimeton treated group. In addition, data across biomarkers of protein pathology (Aβ42/40, p-Tau181, and p-Tau217), inflammation (GFAP) and neurodegeneration (NfL) showed directional improvements with fosgonimeton treatment that are consistent with the broad neuroprotective mechanism of HGF modulation. Based on these results, we decided to pause further development of fosgonimeton and to shift our focus to the clinical development of ATH-1105.

In July 2021, we announced that we would enroll participants into an open-label extension, or OLEX, trial1 for our LIFT-AD and ACT-AD clinical trials, enabling eligible participants who have completed either trial and elect to participate in the OLEX trial to receive open-label treatment with fosgonimeton. In September 2024, based on the results from LIFT-AD, we determined to stop the OLEX trial.

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

We were incorporated in March 2011 and, since our inception, we have devoted substantially all of our resources to our research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. We do not have any drug products approved for commercial sale, and we have not generated any revenues related to our drug products since inception. Our ability to generate drug product revenue sufficient to achieve profitability, if ever, will depend on the successful development of one or more of our drug candidates which we expect will take a number of years.

We are focused on the development of small molecule therapeutics which enables us to use well-established and widely available manufacturing processes and infrastructure, formulation processes and drug administration technologies or devices. Our lead drug candidate, ATH-1105, is currently in clinical development for the potential treatment of ALS, and additional drug candidates are in development. We do not currently operate our own facilities for manufacturing, storing, or distributing our drug candidates. We utilize third-party contract manufacturing organizations, or CMOs, to manufacture and supply our preclinical and clinical materials during the development of our drug candidates. We believe the synthesis of ATH-1105 is reliable and reproducible and the synthetic methods can be further optimized to enable large-scale production that continues to avoid use of toxic materials or specialized equipment or handling during the manufacturing process. We plan to continue to optimize the manufacturing process to support future large-scale and commercial supply that may be needed. Our goal is to identify and develop small molecule drug candidates that are cost-effective to manufacture and easily transferable to third party CMOs. We expect to use similar contract resources for commercialization of our drug products, at least until our resources and operations are at a scale that justifies investment in internal manufacturing capabilities.

Following our receipt of the topline results of LIFT-AD, we made the determination to explore strategic alternatives focused on maximizing stockholder value. As part of that effort, we have paused further development of fosgonimeton while continuing our ongoing development of ATH-1105 and are exploring partnering options. Despite devoting significant effort to identifying and evaluating potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value.

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. To the extent that we successfully develop our drug candidates, we intend to build a commercial infrastructure to support future sales. We expect to manage sales, marketing and distribution through internal resources and third-party relationships. While we may commit significant financial and management resources to commercial activities, we will also consider collaborating with one or more pharmaceutical companies to enhance our commercial capabilities.

To date, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock in our IPO and in a subsequent follow-on public offering, the sale and issuance of convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From inception to September 30, 2024, we have raised aggregate net cash proceeds of approximately $407.4 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes. We have incurred significant operating losses to date. Our net losses were $81.9 million and $90.4 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $391.1 million and cash, cash equivalents and investments of $68.9 million.

We expect to continue to incur operating losses for the foreseeable future as we:

•
continue to advance ATH-1105 and any other drug candidates through preclinical studies and clinical trials;
•
expand our pipeline of drug candidates;
•
continue to invest in our drug development programs;
•
continue manufacturing activities;
•
attract, hire and retain personnel;
•
obtain, maintain, expand and protect our intellectual property portfolio;
•
operate as a public company;
•
maintain our laboratory and office facilities;
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

We will require substantial additional funding to support our continuing operations and further the development of our drug candidates. Until such time as we can generate significant revenue from drug product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which could include income from collaboration, licensing or similar arrangements, for the foreseeable future. Adequate funding may not be available when needed or on terms acceptable to us, or at all. If we are unable to raise additional capital as needed, we may have to significantly delay, scale back or discontinue development of our drug candidates or other operations. Our ability to raise additional funds may be negatively impacted by potential adverse global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our drug product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report.

Our Collaboration and Grant Agreements

We are party to certain collaboration and grant agreements, as described in the section titled “Part I, Item 1 – Business—Our Collaboration and Grant Agreements” in our Annual Report on Form 10-K filed with the SEC on February 22, 2024.

Recent Developments

Process to Evaluate Strategic Alternatives

Following our receipt of the topline results of LIFT-AD, we made the determination to explore strategic alternatives focused on maximizing stockholder value. As part of that effort, we have paused further development of fosgonimeton while continuing our ongoing development of ATH-1105 and are exploring partnering options. We have engaged Cantor Fitzgerald & Co. to act as an advisor in the process to explore strategic alternatives.

As part of this process, we will explore potential strategic alternatives that may include, but are not limited to, an acquisition, merger or reverse merger, business combination, equity or debt financing, sale of the Company, sale, exclusive license or other disposition of all or a portion of our assets, a return of capital to stockholders, or other transaction. There can be no assurance that these efforts will result in the pursuit of a transaction or that any transaction, if pursued, will be completed on attractive terms, if at all. We have not set a timetable for completion of this evaluation process and do not intend to disclose further developments unless and until it is determined that further disclosure is appropriate or necessary.

Workforce Reduction

On September 15, 2024, we committed to a workforce reduction that is expected to result in the termination of approximately 70% of our workforce. We took this step to decrease our costs, extend our cash runway, and create a more streamlined organization to support our strategic priorities, including the continued development of ATH-1105. We expect to substantially complete the Restructuring by December 31, 2024. See Note 11 to our unaudited condensed consolidated financial statements included in "Part I, Item 1—Financial Statements (Unaudited)” of this report for additional information.

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

As of the date of this report, we cannot reasonably determine the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our drug candidates. Drug candidates in later stages of development generally have higher development costs than those in earlier stages. We expect to continue to incur research and development expenses for the foreseeable future as we continue to invest in research and development activities related to developing our drug candidates, our drug candidates advance into later stages of development, we conduct larger clinical trials, we seek regulatory approvals for any drug candidates that successfully complete clinical trials, we expand our drug product pipeline, we maintain, expand, protect and enforce our intellectual property portfolio, and we incur expenses associated with hiring or retaining personnel to support our research and development efforts. We also expect our research and development expenses to decrease in the near term as a result of our decision to pause further development of fosgonimeton and to shift our focus to the clinical development of ATH-1105.

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
•
per subject trial costs;
•
the number of trials required for regulatory approval;
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
•
the impact of health epidemics on timelines and clinical operations, which may lead to increased costs; and
•
the extent to which we establish collaboration, licensing or similar arrangements and the performance of any related third parties.

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

We expect to continue to incur general and administrative expenses for the foreseeable future as we maintain our headcount to support our continued research activities and development of our programs. We also anticipate that we will continue to incur expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities, and other administrative and professional services. We expect continued legal expenses related to our ongoing legal proceedings and proposed settlement to resolve such claims. We also expect general and administrative expenses to decrease in the near term as a result of the Restructuring and related cost savings.

Grant Income

Grant income consists of income related to the NIH grant and is recognized as qualifying expenses under the grant agreement are incurred. As of September 30, 2024, we had recognized aggregate grant income of $15.2 million in connection with the NIH grant, equal to the total grant amount approved. We will not recognize additional grant income in connection with the NIH grant in the future.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,
			Dollar	%
	2024	2023	Change	Change
	(in thousands)
Operating expenses:
Research and development	$17,922	$27,202	$(9,280)	(34)%
General and administrative	7,572	7,840	(268)	(3)
Legal expense	4,127	—	4,127	100
Total operating expenses	29,621	35,042	(5,421)	(15)
Loss from operations	(29,621)	(35,042)	5,421	(15)
Other income, net	880	2,072	(1,192)	(58)
Net loss	$(28,741)	$(32,970)	$4,229	(13)

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended September 30,
			Dollar	%
	2024	2023	Change	Change
	(in thousands)
Direct costs:
Fosgonimeton (ATH-1017)	$10,078	$20,800	$(10,722)	(52)%
ATH-1105	2,438	—	2,438	100
ATH-1020	135	249	(114)	(46)
Preclinical programs and other direct costs	439	1,292	(853)	(66)
Total direct costs	13,090	22,341	(9,251)	(41)
Indirect costs:
Personnel-related costs, including stock- based compensation	4,304	4,405	(101)	(2)
Facilities and other costs	528	456	72	(16)
Total research and development expenses	$17,922	$27,202	$(9,280)	(34)

Research and development expenses decreased by $9.3 million, from $27.2 million for the three months ended September 30, 2023 to $17.9 million for the three months ended September 30, 2024. The decrease was driven primarily by decreases in fosgonimeton program costs of $10.7 million and preclinical and other direct costs of $0.9 million, and to lesser extents, decreases in ATH-1020 program costs and personnel-related expenses. The decrease in fosgonimeton program costs of $10.7 million was driven by decreases in contract research organization and clinical site visit costs for our Phase 2/3 LIFT-AD clinical trial and the corresponding open-label extension for our Phase 2 ACT-AD and Phase 2/3 LIFT-AD clinical trials of $5.2 million and a decrease in contract manufacturing costs of $5.5 million. These decreases were partially offset by an increase in ATH-1105 program costs of $2.4 million associated with the Phase 1 clinical trial, which commenced in the second quarter of 2024.

General and Administrative Expenses

General and administrative expenses decreased by approximately $0.2 million, from $7.8 million for the three months ended September 30, 2023 to $7.6 million for the three months ended September 30, 2024. The decrease was due to decreases in general corporate expenses of $0.4 million and in business development expenses of $0.3 million. These decreases were partially offset by an increase in personnel-related expenses of $0.3 million and an increase in professional services expenses of $0.1 million.

Legal Expenses

In connection with the Department of Justice investigation, we recorded a legal expense of $4.1 million during the three months ended September 30, 2024. For more information, see the section of this report titled "Part II, Item 1—Legal Proceedings".

Other Income, Net

Other income, net, decreased by $1.2 million, from $2.1 million for the three months ended September 30, 2023 to $0.9 million for the three months ended September 30, 2024 due to lower income from accretion of discounts on debt securities purchased below par value and held to maturity and lower interest income earned on our available-for-sale securities. These decreases resulted from lower balances of available-for-sale securities held during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,
			Dollar	%
	2024	2023	Change	Change
	(in thousands)
Operating expenses:
Research and development	$61,312	$70,110	$(8,798)	(13)%
General and administrative	19,897	26,342	(6,445)	(24)
Legal expense	4,127	—	4,127	100
Total operating expenses	85,336	96,452	(11,116)	(12)
Loss from operations	(85,336)	(96,452)	11,116	(12)
Grant income	—	157	(157)	(100)
Other income, net	3,399	5,908	(2,509)	(42)
Net loss	$(81,937)	$(90,387)	$8,450	(9)

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Nine Months Ended September 30,
			Dollar	%
	2024	2023	Change	Change
	(in thousands)
Direct costs:
Fosgonimeton (ATH-1017)	$37,602	$49,691	$(12,089)	(24)%
ATH-1105	6,793	—	6,793	100
ATH-1020	470	632	(162)	(26)
Preclinical programs and other direct costs	1,419	4,541	(3,122)	(69)
Total direct costs	46,284	54,864	(8,580)	(16)
Indirect costs:
Personnel-related costs, including stock- based compensation	13,229	13,742	(513)	(4)
Facilities and other costs	1,799	1,504	295	20
Total research and development expenses	$61,312	$70,110	$(8,798)	(13)

Research and development expenses decreased by $8.8 million, from $70.1 million for the nine months ended September 30, 2023 to $61.3 million for the nine months ended September 30, 2024. The decrease was driven primarily by decreases in fosgonimeton program costs of $12.1 million, preclinical and other direct costs of $3.1 million, personnel-related expenses of $0.5 million, and ATH-1020 program costs of $0.2 million. The decrease in fosgonimeton program costs of $12.1 million was driven by decreases in contract research organization and clinical site visit costs for our Phase 2/3 LIFT-AD clinical trial and the corresponding open-label extension for our Phase 2 ACT-AD and Phase 2/3 LIFT-AD clinical trials of $7.0 million and a decrease in contract manufacturing costs of $7.9 million, partially offset by an increase in program consulting costs of $3.0 million. These decreases were partially offset by an increase in ATH-1105 program costs of $6.8 million associated with the Phase 1 clinical trial, which commenced in the second quarter of 2024, and to a lesser extent, an increase in facilities and other indirect costs.

General and Administrative Expenses

General and administrative expenses decreased by $6.4 million, from $26.3 million for the nine months ended September 30, 2023 to $19.9 million for the nine months ended September 30, 2024. The decrease was primarily due to a decrease in business development expenses of $2.0 million, a decrease in general corporate expenses of $1.0 million, and a decrease in professional services expenses of $0.9 million. Additionally, legal expenses, excluding expenses recognized in connection with the Department of Justice investigation, decreased by $2.4 million.

Legal Expenses

In connection with the Department of Justice investigation, we recorded a legal expense of $4.1 million during the nine months ended September 30, 2024. For more information, see the section of this report titled "Part II, Item 1—Legal Proceedings".

Grant Income

Grant income recognized during the nine months ended September 30, 2023 of $0.2 million represented the remaining balance of the total $15.2 million approved grant amount available at the beginning of the quarter. There was no grant income recognized during the nine months ended September 30, 2024.

Other Income, Net

Other income, net, decreased by $2.5 million, from $5.9 million for the nine months ended September 30, 2023 to $3.4 million for the nine months ended September 30, 2024 due to lower income from accretion of discounts on debt securities purchased below par value and held to maturity and lower interest income earned on our available-for-sale securities. These decreases resulted from lower balances of available-for-sale securities held during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From our inception through September 30, 2024, we have raised aggregate net cash proceeds of $407.4 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes.

As of September 30, 2024, we had $68.9 million in cash, cash equivalents and investments and have not generated positive cash flows from operations. Since our inception, we have devoted substantially all of our resources to our research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Material Cash and Future Funding Requirements

Our material cash requirements include our operating leases for laboratory and office facilities. As of September 30, 2024, we had lease payment obligations of $1.5 million, with $0.5 million payable within 12 months. For additional information regarding our lease commitments, see Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this report. We are contingently committed to $0.9 million of potential future milestone payments, in addition to sales-based payments and royalties, under our license agreement with WSU. Payments generally are due and payable only upon achievement of certain developmental, regulatory, and sales milestones for which the specific timing cannot be predicted. Refer to Note 6 to our unaudited condensed consolidated financial statements for additional information regarding the WSU license agreement. Additionally, we have purchase obligations and open purchase orders that support normal operations and are primarily due in the next 12 months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions. We anticipate that our research and development expenses and our general and administrative expenses will decrease in the near-term as a result of our decision to pause further development of fosgonimeton and to shift our focus to the clinical development of ATH-1105, and our decrease in headcount as a result of the Restructuring.

Based upon our current operating plan, we estimate that our $68.9 million of cash, cash equivalents and investments at September 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report. However, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, including to the extent we identify and enter into any potential strategic transaction. We will need to raise substantial additional capital to fund the development of our drug candidates. Until such time as we can generate significant revenue from drug product sales, we expect to finance our operations through the sale of equity securities, debt financings, or other capital, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants. For example, in January 2023, we entered into a sales agreement with Cantor Fitzgerald and BTIG to sell shares of our common stock having aggregate sales proceeds of up to $75.0 million, from time to time, through an ATM equity offering program under which Cantor Fitzgerald and BTIG are acting as sales agents. As of the date of this report, we have not sold any securities pursuant to this ATM offering. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be negatively impacted by potential adverse global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our drug product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

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
•
the number of trials required for regulatory approval;
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
•
the costs associated with any expansion of our laboratory and office facilities; and
•
the extent to which we acquire or in-license other companies’ product candidates and technologies or engage in other strategic transactions.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(71,157)	$(74,460)
Investing activities	57,642	88,698
Financing activities	160	341
Net (decrease) increase in cash, cash equivalents and restricted cash	$(13,355)	$14,579

Operating Activities

During the nine months ended September 30, 2024, net cash used in operating activities was $71.2 million. This consisted primarily of a net loss of $81.9 million, partially offset by non-cash charges of $9.2 million, and a decrease in our net operating assets of $1.5 million. The non-cash charges primarily consisted of stock-based compensation expense, depreciation expense, and amortization of premiums and accretion of discounts on available-for-sale securities. The decrease in our net operating assets was primarily due to a decrease in prepaid expenses and other assets and an increase in accounts payable, partially offset by a decrease accrued expenses.

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

Investing Activities

During the nine months ended September 30, 2024, net cash provided by investing was $57.6 million. This consisted of maturities of available-for-sale securities of $68.9 million, partially offset by purchases of available-for-sale securities of $11.3 million.

During the nine months ended September 30, 2023, net cash provided by investing activities was $88.7 million. This consisted of maturities of available-for-sale securities of $116.7 million, partially offset by purchases of available-for-sale securities of $27.7 million and property and equipment of $0.3 million.

Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $0.2 million, consisting of proceeds received from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.

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

During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on February 22, 2024 and Note 2 to our unaudited condensed consolidated financial statements included in “Part I, Item 1—Financial Statements (Unaudited)” of this report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 15, 2024, the court issued an order granting in part and deferring in part plaintiffs’ renewed motion for preliminary approval and ordered the parties to submit a joint status report by March 15, 2024. In its order, the court preliminarily approved the proposed settlement and certified a class with two subclasses. The court deferred ruling in part as to the proposed notices and claim form relating to the settlement. On March 29, 2024, the court issued a minute order (i) granting the portion of plaintiffs’ renewed motion for preliminary approval that the court had previously deferred ruling on, (ii) setting a final approval hearing, and (iii) ordering plaintiffs’ motion for final approval of the proposed settlement to be filed on or before September 26, 2024. On September 26, 2024, plaintiffs filed a motion for final approval of class action settlement and plan of allocation. On September 30, 2024, the court issued a minute order requiring additional information related to the claims administration process, to which plaintiffs responded. On October 25, 2024, the court held a settlement final approval hearing and ruled that the terms of the settlement are fair, reasonable and adequate and that notice was reasonable. On November 1, 2024, the court entered a final written judgment and order granting final approval of the settlement and closed the case.

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

We paid the fee and expense award related to this shareholder derivative action settlement during the third quarter of 2024.

Government Investigation

In November 2022, we received a Civil Investigative Demand from the Civil Division of the Department of Justice, or the Demand. The Demand sought documents and information relating to our relationship with WSU, certain of our grant applications in 2016 and 2019 with the NIH, and our receipt of an NIH grant in 2020. We have been cooperating with the Department of Justice with respect to the Demand.

We recorded a legal expense of $4.1 million based on developments in the third quarter of 2024 and a corresponding accrued liability on the accompanying condensed consolidated balance sheets. Failure by us to obtain a favorable resolution could have a material adverse effect on our business, results of operations and financial condition.

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

Risks Relating to Our Business and the Development of Our Drug Candidates

We are a clinical-stage biopharmaceutical company with a limited operating history.

We are a clinical-stage biopharmaceutical company focused on developing small molecules engineered to restore neuronal health and slow neurodegeneration. Our limited operating history may make it difficult to evaluate the success of our business. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have not completed a pivotal clinical trial, obtained marketing approval for any drug candidate, manufactured a commercial scale drug candidate, or conducted sales and marketing activities necessary for successful drug candidate commercialization. Our history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by clinical-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to overcome such risks and difficulties successfully. If we do not address these risks and difficulties successfully, our business will suffer.

We are currently focusing our efforts on the development of ATH-1105 and we may fail to or be unable to design and execute clinical trials to support marketing approval of ATH-1105 or any other drug candidates we seek to develop. We cannot be certain that our current or planned clinical trials or any other future clinical trials will be completed on time or be successful. We cannot guarantee that the FDA or foreign regulatory authorities will agree with our study design, protocol or protocol amendments, or statistical plan, or that they will interpret clinical trial results as we do, and more clinical trials could be required before we are able to submit applications seeking approval of our drug candidates. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our drug candidates. Even if regulatory approval is secured for any of our drug candidates, the terms of such approval may limit the scope and use of our drug candidate, which may also limit its commercial potential.

Our approach to targeting neurotrophic factors through the use of small molecules is based on a novel therapeutic approach, which exposes us to unforeseen risks. We have limited data from preclinical studies and clinical trials to date, including for ATH-1105, and we cannot be certain that future trials will yield data in support of the safety, efficacy and tolerability of our drug candidates.

We have discovered and are developing a pipeline of small molecule drug candidates to treat neurodegenerative diseases, including ALS and AD. Our drug candidates target an endogenous neurotrophic factor which is expected to protect and repair neuronal networks, which we believe could ultimately result in improvements in clinical outcomes and disease-relevant biomarkers. The therapeutic promise of neurotrophic factors in neurodegenerative diseases had been hampered in earlier therapies by the lack of efficient and non-invasive delivery to the CNS. Our small molecule drug candidates are designed to penetrate the BBB and enhance the activity of a neurotrophic factor, but we cannot be certain of the safety and efficacy of our drug candidates in applicable patients or that our clinical trials will provide sufficient evidence that our design approach results in the intended therapeutic effect.

The primary and all secondary endpoints of our Phase 2 ACT-AD clinical trial of fosgonimeton in AD were not met by protocoled analysis. A subsequent post hoc analysis of the data in a pre-specified subgroup from patients on fosgonimeton without background AChEIs showed a meaningful, but not statistically significant, improvement in both ERP P300 latency and cognitive performance compared to placebo at 26 weeks. Although post hoc analyses cannot be used to establish efficacy, these analyses can be helpful in informing the design of current and future clinical studies. In addition, the primary endpoint of our Phase 2 SHAPE clinical trial in PDD and DLB was not met by protocoled analysis. Directionally positive results were observed for the 40 mg fosgonimeton dose group with improvements in cognitive, functional and biomarker measurements. In particular, the five patients in the modified intent to treat, or mITT, population treated with fosgonimeton 40 mg once daily saw improvement in ADAS-Cog13 individually, and collectively improved compared with placebo (n=7 mITT, one-sided p=0.0321). Results for patients in the 70 mg dose group were inconsistent.

The topline data from our Phase 2/3 LIFT-AD clinical trial of fosgonimeton in AD showed that neither the trial’s primary endpoint (the Global Statistical Test, or GST, a combination of results from measures of cognition (ADAS-Cog11) and function (ADCS-ADL23)) nor its key secondary endpoints of ADAS-Cog11 and ADCS-ADL23 reached statistical significance compared with placebo at 26 weeks. However, both components of GST, cognition (ADAS-Cog11) and function (ADCS-ADL23), directionally favored fosgonimeton treatment, and in pre-specified subgroups characterized by more rapid disease progression (moderate AD and APOE4 carriers), cognition and function improved or stabilized in the fosgonimeton treated group. In addition, data across biomarkers of protein pathology (Aβ42/40, p-Tau181, and p-Tau217), inflammation (GFAP) and neurodegeneration (NfL) showed directional improvements with fosgonimeton treatment that are consistent with the broad neuroprotective mechanism of HGF modulation. Based on these results, we decided to pause further development of fosgonimeton and to shift our focus to the clinical development of ATH-1105.

Following the readout of topline data from LIFT/AD, in September 2024 we announced our intention to focus on advancing the clinical development program for ATH-1105 as a potential treatment for ALS. We have yet to complete our first-in-human Phase 1 clinical trial in healthy volunteers evaluating the safety and tolerability of ATH-1105, which is under development.

We have limited evidence regarding the efficacy, safety and tolerability of ATH-1105 and other small molecules in our drug product pipeline. We may ultimately determine that ATH-1105, or any of our other small molecules, does not possess certain properties required for therapeutic effectiveness. We may spend substantial funds attempting to develop these drug candidates and never succeed in doing so.

Our development of ATH-1105 may never lead to a marketable product.

We are developing ATH-1105 as a small molecule aimed at restoring neuronal health. We have not received regulatory approval for ATH-1105 and cannot be certain that our approach will lead to the development of an approvable or marketable product, alone or in combination with other therapies.

Advancing ATH-1105 as a small molecule aimed at restoring neuronal health creates significant challenges for us, including:

•
obtaining marketing approval;
•
if ATH-1105 is approved, educating medical personnel regarding the potential efficacy and safety benefits, as well as the challenges, of incorporating ATH-1105 into existing treatment regimens, including in combination with other treatments for ALS and AD or as a monotherapy; and
•
establishing the sales and marketing capabilities upon obtaining any marketing approvals to gain market acceptance.

Our prospects are highly dependent on the successful development of ATH-1105. Following the September 2024 announcement of topline results from the Phase 2/3 LIFT-AD clinical trial of fosgonimeton showing that neither the trial’s primary endpoint nor its key secondary endpoints were met, we announced our intention to focus on advancing the clinical development program for ATH-1105 as a potential treatment for neurodegenerative diseases, including ALS and AD. Like fosgonimeton, ATH-1105 is a small molecule designed to positively modulate the HGF system. Although we are encouraged about the potential for ATH-1105 based on preclinical data, we may decide to discontinue development of some or all of our product candidates, including if we do not demonstrate the safety and efficacy of ATH-1105 in current and future clinical trials, and may pursue strategic alternatives to maximize stockholder value, which could involve, without limitation, exploring the potential for a possible merger, business combination, investment, a purchase, license or other acquisition of assets or return of capital to stockholders.

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve a number of objectives.

Our business depends entirely on the successful discovery, development and commercialization of our drug candidates. We have no drug products approved for commercial sale and do not anticipate generating any revenue from drug product sales for the next several years, if ever. Our ability to generate drug product revenue will depend heavily on the successful clinical development and eventual commercialization of ATH-1105 or any other drug candidates we may seek to develop. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve a number of objectives, including:

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

We have focused our research and development efforts on addressing CNS and PNS degenerative disorders. Collectively, efforts by pharmaceutical companies in the field of CNS and PNS degenerative disorders have seen very limited successes in product development. The development of CNS therapies presents unique challenges, including an imperfect understanding of the biology, the presence of the BBB that can restrict the flow of drugs to the brain, a frequent lack of translatability of preclinical study results in subsequent clinical trials and dose selection, and the product candidate having an effect that may be too small to be detected using the outcome measures selected in clinical trials or if the outcomes measured do not reach statistical significance. There are few effective therapeutic options available for patients with AD, ALS and other CNS or PNS disorders. Our future success is highly dependent on the successful development of our technology and our drug candidates for treating CNS and PNS disorders. Developing and, if approved, commercializing our drug candidates for treatment of CNS and PNS disorders subjects us to a number of challenges, including ensuring that we have selected the optimal doses, executing an appropriate clinical trial to test for efficacy and obtaining regulatory approval from the FDA and other regulatory authorities.

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

Our lead drug candidate, ATH-1105, is currently in clinical development for the potential treatment of ALS, and we have additional drug candidates in development. It is impossible to predict when or if any of our drug candidates will prove to be effective and safe in humans or will receive regulatory approval.

Before obtaining regulatory approvals for the commercial sale of our drug candidates, we must demonstrate through lengthy, complex and expensive nonclinical studies and clinical trials that our drug candidates are both safe and effective for each target indication. Nonclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the nonclinical study and clinical trial processes, and, because our drug candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. The results of nonclinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in nonclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. For example, testing on animals occurs under different conditions than testing in humans and therefore, the results of animal studies may not accurately predict safety and effectiveness in humans. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through nonclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. For example, in our fosgonimeton Phase 1a/b clinical trial, which enrolled 88 patients, including only 11 patients with mild-to-moderate AD, of whom seven patients were treated with fosgonimeton and the other four patients were randomized to the control, suggested improvements in brain network activity including potentially positive effects on brain function. However, our subsequent Phase 2 ACT-AD clinical trial in AD did not meet its primary endpoint of a change in ERP P300 latency for the full study population nor did it meet the secondary endpoints, and our Phase 2/3 LIFT-AD clinical trial in AD did not meet its primary endpoint (the GST, a combination of results from measures of cognition (ADAS-Cog11) and function (ADCS-ADL23)) nor its key secondary endpoints of ADAS-Cog11 and ADCS-ADL23. Based on these results, we decided to pause further development of fosgonimeton and to shift our focus to the clinical development of ATH-1105.

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

In addition, in some instances, there can be significant variability in safety or efficacy results between different nonclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants.

In the future, we may initiate an open-label trial for one or more of our product candidates. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

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

Further, conducting clinical trials in foreign countries, as we may do for our drug candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

Because we have limited financial and managerial resources, we focus on research programs and drug candidates that we identify for specific indications. As a result, we may forgo or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and drug candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

We have been and may in the future be subject to claims, lawsuits, arbitration proceedings, government investigations, securities class action litigation and other legal, regulatory and administrative proceedings and face potential liability and expenses related thereto, which could divert management's attention, and insurance coverage may not be sufficient to cover all costs and damages. This could have a material adverse effect on our business, operating results and financial condition.

We have been and may in the future be subject to claims, lawsuits, arbitration proceedings, government investigations, securities class action litigation and other legal, regulatory and administrative proceedings. For example, in November 2022, we received a Civil Investigative Demand from the Civil Division of the Department of Justice, or the Demand. The Demand sought documents and information relating to our relationship with WSU, certain of our grant applications in 2016 and 2019 with the NIH, and our receipt of a NIH grant in 2020. We have been cooperating with the Department of Justice with respect to the Demand. In February 2023, the Securities and Exchange Commission, or SEC, sent us a subpoena seeking documents and information relating to, among other things, our former chief executive officer’s alteration of images in certain research papers. We cooperated with the SEC with respect to the subpoena. On March 29, 2024, we received a letter from the SEC stating that the SEC had concluded its investigation without any enforcement action against us.

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

In the past, securities class action litigation has often followed announcement of significant business transactions, such as the sale of a company or other strategic transaction, or of negative events, such as negative results from clinical trials. We may be exposed to such litigation or government or regulatory investigations even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

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

Additionally, we rely on data received from clinical trials, whether preliminary or final, to inform decisions on future clinical trials, including trial design, trial size, and whether or not to initiate additional clinical trials. However, this does not guarantee that our expectations based on earlier data will be realized in future clinical trials. For example, in November 2020, we initiated ACT-AD, an exploratory Phase 2 clinical trial, to better understand the overall effects of fosgonimeton on working memory processing speed and cognitive measures. Topline results of ACT-AD were announced in June 2022. We used these data to help inform strategic decisions around LIFT-AD. In September 2024, we announced the topline results for LIFT-AD, showing that the trial did not meet its primary or key secondary endpoints. Moreover, preliminary or topline results are based on a preliminary analysis of then-available data, and a more comprehensive and full review of the data may result in different conclusions, which could have a negative impact on our decisions regarding any additional trials.

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

If we are delayed or unsuccessful in enrolling the desired number of subjects in our trials, whether as a result of the outcomes of prior trials conducted by us, competing clinical trials, overly stringent eligibility requirements, or other factors, our clinical trial results could be delayed, the costs of our clinical trials could materially increase, and the overall development timeline for ATH-1105 or any other drug candidates we may seek to develop could be negatively impacted. Even if we are successful in enrolling the targeted number of subjects in our trials, the FDA and other regulators may request additional clinical trials with larger numbers of subjects as a condition to any regulatory approval.

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

Drug candidates that we may successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our drug products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our drug candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our drug products. For example, the U.S. Centers for Medicare & Medicaid Services, or CMS, announced a two-part National Coverage Determination, or NCD, under which Medicare will cover monoclonal antibodies that target amyloid (or plaque) for the treatment of AD that receive traditional approval from the FDA under coverage with evidence development. Additionally, for drugs that FDA has not determined to have shown a clinical benefit or that received an accelerated approval, Medicare will provide coverage in FDA or NIH approved clinical trials. In June 2023, CMS announced that Medicare will cover new AD drugs with traditional FDA approval when a physician and clinical team participate in CMS’ registry to collect evidence about how these drugs work in the real world. Current and future CMS coverage restrictions on classes of drugs that encompass our drug candidates could have a material adverse impact on our ability to commercialize our drug candidates, if approved, generate revenue and attain profitability. It is unclear how future CMS coverage decisions and policies will impact our business. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see the section titled “Part I, Item 1 – Business—Competition” in our Annual Report on Form 10-K filed with the SEC on February 22, 2024.

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

We also may choose to evaluate drug candidates in combination with one or more therapies that have not yet been approved for marketing by the FDA or comparable foreign regulatory authorities. We will not be able to market and sell any drug candidate we develop in combination with an unapproved therapy for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our drug product. In addition, unapproved therapies face the same risks described with respect to our drug candidate ATH-1105, currently in development, and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval. If the FDA or comparable foreign regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the drugs we choose to evaluate in combination with our drug candidate we develop, we may be unable to obtain approval of or market such combination therapy.

Risks Relating to Our Financial Position and Capital Needs

We will require substantial additional funding to finance our operations, complete the development and commercialization of ATH-1105, and develop and commercialize other current and potential drug candidates. If we are unable to raise this funding and access capital when needed, we may be forced to delay, reduce, or eliminate our drug product development programs, commercialization efforts or other operations.

Since our inception, we have used substantial amounts of cash to fund our operations, and we will continue to incur expenses for the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, ATH-1105. Developing ATH-1105 and conducting clinical trials for the potential treatment of ALS and/or AD, and any other indications that we may pursue in the future will require substantial amounts of capital. In addition, if we obtain marketing approval for ATH-1105 or any future drug candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing, and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of September 30, 2024, we had cash, cash equivalents and investments of $68.9 million. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report.

The amount and timing of our future funding requirements depends on many factors, some of which are outside of our control, including but not limited to:

•
the progress, costs, clinical trial design, results of and timing of our ATH-1105 and other clinical trials, including for potential additional indications that we may pursue beyond ALS, such as AD;
•
the willingness of the FDA and EMA to accept ATH-1105 clinical trial data, as well as data from any completed and planned clinical and nonclinical studies and other work, as the basis for review and approval of ATH-1105 for ALS and the potential need for additional clinical trials;
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

Because we have undertaken a process to assess strategic alternatives, the timing of which is uncertain, our future capital requirements may vary significantly from what we expect. If a strategic transaction is not consummated, we will require substantial additional funding to support our continuing operations and development. In addition, even if we are successful in completing a strategic transaction, we may still need to raise additional funds for any research and development or clinical programs we choose to pursue. Because the time and efforts required for successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for any product candidates that ultimately may be approved for sale.

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

Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, the current inflationary economic environment and health epidemics have resulted in a disruption of global financial markets. If the disruption persists or deepens, we could be unable to access additional capital, which could negatively affect our ability to consummate certain corporate development transactions or other important, beneficial or opportunistic investments. If additional funds are not available to us when we need them, on terms that are acceptable to us, or at all, we may be required to take steps that could adversely impact our business, including delaying, limiting, reducing or terminating nonclinical studies, clinical trials or other research and development activities or eliminating one or more of our development programs altogether, or delaying, limiting or reducing or terminating efforts to prepare for commercialization of any future approved drug products. We currently have a shelf registration statement effective and an existing ATM equity offering program, however, our ability to raise capital under this registration statement and through our ATM equity offering program may be limited in the future by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities.

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We have not generated any revenue from drug product sales and our drug candidates will require substantial additional investment before they may provide us with any revenue. We had net losses of $81.9 million and $90.4 million for the nine months ended September 30, 2024 and 2023, respectively, and an accumulated deficit of $391.1 million as of September 30, 2024.

We have devoted most of our financial resources to research and development, including our clinical and nonclinical development activities. To date, we have financed our operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises.

We expect to incur significant expenses and operating losses for the foreseeable future, including as a result of the following actions that we may take to:

•
continue our research and nonclinical and clinical development of our drug candidates;
•
expand the scope of our clinical studies for our current and prospective drug candidates;

•
initiate additional nonclinical, clinical or other studies for our drug candidates;
•
change or add additional manufacturers or suppliers and manufacture drug supply and drug product for clinical trials and commercialization;
•
seek regulatory and marketing approvals for any of our drug candidates that successfully complete clinical trials;
•
attract, hire and retain additional personnel;
•
operate as a public company;
•
maintain our facilities and lab space;
•
seek to identify and validate additional drug candidates;
•
acquire or in-license other drug candidates and technologies or engage in other strategic transactions;
•
make milestone or other payments under our in-license or other agreements;
•
maintain, protect and expand our intellectual property portfolio;
•
create additional infrastructure to support our operations and our drug product development efforts; and
•
incur expenses in connection with legal proceedings, and addressing potential stockholder activism.

Our expenses could increase beyond expectations for a variety of reasons, including if we experience any delays or encounter issues with any of the above, are required by the FDA, the European Medicines Agency, or EMA, or other regulatory agencies, domestic or foreign, to perform clinical and other studies in addition to those that we currently anticipate. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity.

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

As of December 31, 2023, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of approximately $9.5 million and federal tax credit carryforwards of approximately $12.4 million, which expire over a period of 8 to 14 years. Federal NOLs of $138.7 million generated after the 2017 tax year will carry forward indefinitely and will be subject to the 80% of taxable income limitation. At December 31, 2023, we also had state NOLs of $3.3 million, which expire over a period of 18 to 20 years. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. We may have already experienced one or more ownership changes. Depending on the timing of any future utilization of our NOLs and tax credit carryforwards, we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. However, we do not believe such limitations will cause our NOL and tax credit carryforwards to expire unutilized. In addition, future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law or limited pursuant to provisions of the Tax Cuts and Jobs Act amendments to the Code, as modified by the Coronavirus Aid, Relief, and Economic Security Act. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Risks Relating to Strategic Process and Potential Strategic Transaction

We may not be successful in identifying and implementing any strategic transaction and any strategic transactions that we may consummate in the future may not be successful.

Following our receipt of the topline results of LIFT-AD, we made the determination to explore strategic alternatives focused on maximizing stockholder value. As part of this process, we will explore potential strategic alternatives that may include, but are not limited to, an acquisition, merger or reverse merger, business combination, equity or debt financing, sale of the Company, sale, exclusive license or other disposition of all or a portion of our assets, a return of capital to stockholders, or other transaction. However, there can be no assurance that we will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we may incur significant costs related to this continued evaluation. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented, or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any potential cash distributions to our stockholders. In addition, we may not be able to adequately limit or avoid future liabilities, including future costs relating to the lease on our headquarters, which may impair the value of any potential transaction or present additional challenges to completing a strategic transaction.

There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly reduce or delay any future distributions to our stockholders.

We may not realize any additional value in a strategic transaction.

The market capitalization of our company is currently below the value of our current cash, cash equivalents and short-term investments. Potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets, including ATH-1105. Further, the development and any potential commercialization of our product candidates would require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our company may choose not to spend the additional resources necessary to continue developing our product candidates and may attribute little or no value, in such a transaction, to those product candidates.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to assess strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt the orderly operation of our company. The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

•
increased near-term and long-term expenditures;
•
exposure to unknown liabilities;
•
higher than expected acquisition, disposition or integration costs;
•
incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•
write-downs of assets or incurrence of non-recurring, impairment or other charges;
•
difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
•
impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
•
inability to retain key employees of our company or any acquired business; and
•
possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

Our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be pursued or completed, and, whether or not such strategic transaction is completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, with the passage of time, the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

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

The inclusion of elderly patients in clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using. If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to the clinical trials, patients may drop out of our clinical trials, or we may be required to abandon the clinical trials or our development efforts of that drug candidate altogether. We, the FDA other comparable regulatory authorities or an IRB may suspend clinical trials of a drug candidate at any time for various reasons, including a belief that subjects in such clinical trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage clinical trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the drug candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.

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

Disruptions at the FDA, the SEC and other government agencies caused by the outcome of the 2024 presidential election, funding shortages, global health concerns, or other events could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including the outcome of the 2024 presidential election, changes in the administration, government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

To the extent the FDA’s normal operations are disrupted or delayed, for example due to the outcome of the 2024 presidential election, changes in the administration, travel restrictions, public health or geopolitical issues, staffing shortages, or lack of funding, the FDA may not be able to complete the necessary inspections or provide feedback in a timely manner during our clinical development or review period. If any such delays or disruptions were to occur, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Further, to the extent the FDA materially changes its policies or regulatory requirements with respect to the accelerated approval program or its internal review process for such program, our clinical development plans and regulatory approval under such program could be materially impacted or delayed. On December 29, 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act, or FDORA, was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements. It is unclear how these proposals, future policy changes, and changes in FDA regulation will impact new drug applications and our clinical development programs.

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

We own or in-license worldwide intellectual property rights to our pipeline of small molecule candidates. Where appropriate, we may use strategic collaborations, licensing arrangements or partnerships to accelerate the development and maximize the commercial potential of our programs. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

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

In addition, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. For example, legislative proposals have been passed in the House of Representatives and been referred to the Senate that would limit the extension of certain specific types of government contracts or renewals, loans, or grants, to companies that may do business with select Chinese biotechnology equipment or service providers. If enacted, such legislation will preclude certain U.S. biotechnology companies from using equipment or services produced or provided by those Chinese biotechnology companies when performing on the specified types of agreements with the U.S. government. Further, others in Congress have advocated for the use of existing executive branch authorities to limit certain Chinese service providers’ ability to engage in business in the U.S. Although we do not currently use equipment or services produced or provided by such Chinese biotechnology companies, such changes in applicable trade policy may result in us being unable to obtain or use necessary equipment or services or may cause significant industry-wide supply delays or capacity limitations that could materially disrupt our operations, supply chain, and ability to produce, sell and distribute our drug candidates. Furthermore, the U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. We cannot predict whether any proposed legislation will be enacted, what executive actions may implicate these kinds of service relationships, or what other actions may ultimately be taken with respect to trade relations between the United States and China or other countries, including countries which the U.S. government has identified as a foreign adversary that poses national security risks to the United States. In addition, we cannot predict what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation, any of which may materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

Risks Relating to Our Ability to Commercialize our Drug Products

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

Even if our drug candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, healthcare payors and others in the medical community. The degree of market acceptance or reimbursement of any of our approved drug candidates will depend on a number of factors, including:

•
the efficacy and safety profile as demonstrated in clinical trials compared to alternative treatments;
•
the timing of market introduction of the drug candidate as well as competitive products;
•
the clinical indications for which the drug candidate is approved;
•
the extent of physician acceptance of FDA-approved therapies for target indications;
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
•
impact of health epidemics on our ability to produce our drug candidates and conduct clinical trials in foreign countries;
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

Even though we own patents and patent applications covering our small molecule drug candidates, our patents and any future patents we obtain may not effectively prevent others from developing or commercializing products similar to our drug candidates. While the fosgonimeton patent family is distinct from, and not part of the same patent family as, the dihexa patent licensed from WSU, and therefore is not implicated in the allegations that Dr. Kawas altered images in connection with her doctoral studies, third parties may use these allegations to cast doubt on the validity and enforceability of our owned patents or patent applications. Such events may result in substantial cost and require significant time from our scientists and management, and could dissuade companies from collaborating with us to license, develop, or commercialize current or future drug candidates, even if the eventual outcome is favorable to us.

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

ATH-1105, our small molecule drug candidate currently in development for the potential treatment of ALS, is not covered by the WSU license agreement.

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

For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future. As an example, European patent applications now provide the option, upon grant of a patent, of becoming a Unitary Patent, which is subject to the jurisdiction of the Unitary Patent Court, or UPC, in member states that have acceded to and ratified the EU Patent Package. The option of a Unitary Patent is a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation in the UPC. European patents granted on applications we file may be subject to loss or revocation via the UPC, which could have a material adverse effect on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time and may adversely affect our ability to enforce or defend the validity of any European patents obtained. We have opted out of the UPC with respect to our European patents to date, and we may decide to opt out of the UPC with respect to any pending or future published European patent applications or patents. If certain formalities and requirements are not met, however, such European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that future European patents and patent applications will avoid falling under the jurisdiction of the UPC, even if we decide to opt out of the UPC.

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

Risks Relating to Ownership of Our Common Stock

If we do not regain compliance with or continue to satisfy the Nasdaq continued listing requirements, our common stock could be delisted from the Nasdaq, which may make it more difficult for investors to sell shares of our common stock and consequently may negatively impact the price of our common stock.

We have in the past and we may in the future fail to comply with the Nasdaq listing rules, including, the minimum $1.00 per share closing bid price requirement, the minimum $50.0 million market value of listed securities requirement, and the minimum $15.0 million market value of publicly held shares requirement. From September 4, 2024 to November [5], 2024, our common stock has had a closing bid price below the minimum $1.00 requirement and the market value of our listed securities has been below the minimum $50 million requirement. We received a deficiency notice from Nasdaq with respect to the closing bid price requirement on October 16, 2024. If our common stock ceases to be listed for trading on the Nasdaq for failure to comply with the minimum $1.00 per share closing bid price requirement, the $50 million market value of listed securities requirement, or for any other reason, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and make it more difficult for investors to buy or sell shares of our common stock. If we are not listed on the Nasdaq, our ability to raise capital will be adversely impacted. Trading in our common stock may also be halted or suspended in the future on the Nasdaq due to market or trading conditions at the discretion of the Nasdaq. Any halt or suspension in the trading in our common stock may negatively impact the market price of our common stock.

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
•
the recruitment or departure of key personnel, including in connection with our workforce reduction announced in September 2024;
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
•
volatility with the banking system;
•
the potential impact of health epidemics on our business;
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

As described elsewhere in this report in “Part II, Item 1—Legal Proceedings,” we and certain of our executive officers and directors were named as defendants in a class action lawsuit that generally alleged that we and certain of our officers and directors violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and Sections 11, 12, and 15 of the Securities Act by making allegedly false or misleading statements and omitting material adverse facts regarding our business. Certain of our executive officers and directors were also named as defendants in derivative actions, which were based on similar allegations, and generally alleged that defendants breached their fiduciary duties to us, among other things. We were named as a nominal defendant in these derivative proceedings. These complaints sought unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees, and other relief. Although we have insurance, it provides for a substantial retention of liability and is subject to limitations and may not cover a significant portion, or any, of the expenses or liabilities we may incur or be subject to in connection with any class action lawsuit or other litigation to which we become party. Moreover, any conclusion of such matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, such litigation would cause our management and board of directors to divert time and attention to the litigation and could adversely impact our reputation and further divert management and our board of directors’ attention and resources from other priorities, including the execution of our operating plan and strategies that are important to our ability to grow our business and advance our drug candidates, any of which could have a material adverse effect on our business. In addition, additional lawsuits may be filed, the conclusion of which in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business.

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

Our directors, executive officers, significant holders of our outstanding common stock and their respective affiliates beneficially own a substantial amount of our outstanding common stock as of September 30, 2024. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

General Risk Factors

We may fail to achieve the expected cost savings and related benefits from our reduction in workforce initiated in September 2024.

In September 2024, we committed to a workforce reduction that is expected to result in the termination of approximately 70% of our workforce, or the Restructuring. We took this step to decrease our costs, extend our cash runway, and create a more streamlined organization to support our strategic priorities, including the continued development of ATH-1105.

We may fail to effectively execute on, or achieve the stated goals of, the reduction in workforce. Our plans may also change to the extent we continue to refocus on our key priorities. These actions may take more time than we currently estimate and we may not be able to achieve the cost-efficiencies sought.

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

In addition, the Restructuring may negatively impact employee morale for those who are not directly impacted, which may increase employee attrition and hurt future recruiting efforts, hindering our ability to achieve our key priorities. Any failure to achieve the expected benefits from the reduction in workforce could adversely affect our stock price, financial condition and ability to achieve our key priorities, as well as lead to litigation.

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

•
delays or difficulties in enrolling and retaining patients in our clinical trials;
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

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-39503	3.1	November 12, 2020

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated May 23, 2024	8-K	001-39503	3.1	May 29, 2024

3.3	Amended and Restated Bylaws of the Company	8-K	001-39503	3.1	November 18, 2022

10.1**	Employment Offer Letter between the Company and Robert Renninger.	8-K	001-39503	10.1	September 17, 2024

10.2**	Change in Control Agreement between the Company and Robert Renninger.	8-K	001-39503	10.2	September 17, 2024

10.3†**	Separation Agreement and Release between Andrew Gengos and Athira Pharma, Inc. dated October 3, 2024.	8-K	001-39503	10.1	October 7, 2024

10.4†**	Separation Agreement and Release between Rachel Lenington and Athira Pharma, Inc. dated October 1, 2024.	8-K	001-39503	10.2	October 7, 2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

† Certain portions of this exhibit have been omitted because they are not material and is the type of information that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Athira Pharma, Inc.

Date: November 7, 2024	By:	/s/ Mark Litton
Mark Litton
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Robert Renninger
Robert Renninger
Vice President of Finance (Principal Financial and Accounting Officer)