Form 10-K
period 2024-12-31
Athira Pharma, Inc.
filed 2025-02-27
CIK 1620463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by The Nasdaq Stock Market LLC on such date was approximately $86.0 million. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of February 24, 2025 was 39,042,445.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be delivered to stockholders in connection with the 2025 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2024.

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

In this report, “we,” “our,” “us,” “Athira,” and “the Company” refer to Athira Pharma, Inc. and its wholly-owned subsidiary.

Item 1. Business.

Overview

Athira is a clinical-stage biopharmaceutical company focused on developing small molecules engineered to restore neuronal health and slow neurodegeneration. Athira’s approach is designed to modulate the neurotrophic hepatocyte growth factor, or HGF, system, that is critical to normal brain function and may play a key role in maintaining the health and functioning of neuronal networks. Athira believes that by acting on the neurotrophic HGF system and its multiple downstream signaling pathways, it may be able to enhance the body’s natural ability to protect and repair neuronal networks by reducing inflammation, promoting regeneration, and reducing disease-specific protein pathologies, thereby positively impacting the course of disease. Athira aims to achieve these goals by advancing its pipeline of novel small molecule compounds which are designed to and have exhibited properties in enhancing the neurotrophic HGF system in either the central nervous system, or CNS, by crossing the blood brain barrier, or BBB, or the peripheral nervous system, or PNS.

Athira is actively reviewing options for partnerships or arrangements that will allow it to realize the potential of its drug candidates. The company’s lead drug candidate is ATH-1105. ATH-1105 is a novel, orally available, brain-penetrant, next-generation small molecule drug candidate designed to positively modulate the neurotrophic HGF system for potential treatment of neurodegenerative diseases, including amyotrophic lateral sclerosis, or ALS, Alzheimer’s disease, or AD, and Parkinson’s disease, or PD. ATH-1105 is currently in development for the potential treatment of ALS. Athira conducted a first-in-human Phase 1 double-blind, placebo-controlled trial that enrolled 80 healthy volunteers to evaluate single and multiple oral ascending doses of ATH-1105. The study was completed in November 2024 and evaluated the safety and tolerability of ATH-1105 and included measurements of pharmacokinetic outcomes. The results of the Phase 1 trial showed that ATH-1105 demonstrated a favorable safety profile and was well-tolerated in healthy volunteers, supporting continued clinical development.

Athira’s previous lead drug candidate, fosgonimeton, is a small molecule drug candidate designed to positively modulate the neurotrophic HGF system for potential treatment of neurodegenerative diseases. In September 2024, Athira announced the topline results for LIFT-AD, a randomized, double-blind, placebo-controlled, parallel-group 26-week Phase 2/3 clinical trial with fosgonimeton in mild-to-moderate AD. The primary and key secondary endpoints of the LIFT-AD trial did not reach statistical significance compared with placebo at 26 weeks. Based on these results, Athira decided to pause further development of fosgonimeton and to shift its focus to the clinical development of ATH-1105.

Athira's Strategy

To further its goal of developing small molecules engineered to restore neuronal health and slow neurodegeneration, Athira’s strategy is to advance its pipeline of small molecule drug candidates, focusing on drug candidates that show both strong pharmacokinetics and pharmacodynamics, or PK/PD, translation and early predictive clinical data.

Athira's Pipeline

Figure 1 below illustrates the current development stage of Athira’s proprietary drug candidates and early discovery and development programs, of which only ATH-1105 is currently in clinical development, for the potential treatment of ALS. Athira has also explored the use of its drug candidates in other indications in the CNS and PNS with the goal of improving neuronal health in multiple neurodegenerative diseases. In addition, Athira’s drug discovery efforts have focused on designing and testing new early compounds to enhance the neurotrophic HGF system for a variety of clinical applications.

Figure 1. Summary of Our Preclinical and Clinical ATH Programs.

ATH-1105

ATH-1105 is a novel, orally available, brain-penetrant, next generation, small molecule drug candidate designed to positively modulate the neurotrophic HGF system. Athira conducted a first-in-human Phase 1 double-blind, placebo-controlled trial that enrolled 80 healthy volunteers to evaluate single and multiple oral ascending doses of ATH-1105. The study was completed in November 2024 and evaluated the safety and tolerability of ATH-1105 and included measurements of pharmacokinetic outcomes. The results of the Phase 1 trial showed that ATH-1105 demonstrated a favorable safety profile and was well-tolerated in healthy volunteers, supporting continued clinical development.

In preclinical models of ALS, treatment with ATH-1105 resulted in improvements in motor neuron survival and function. In vitro, ATH-1105 treatment protected primary spinal motor neurons from glutamate toxicity and prevented accumulation of toxic protein aggregates. Additionally, ATH-1105 induced target activation in cultures of ALS patient-derived motor neurons. In a preclinical mouse model of ALS, treatment with ATH-1105 significantly prevented loss of body weight, and improved motor function including balance, coordination and muscle strength. Athira additionally reported that treatment with ATH-1105 significantly improved electrophysiological measures of functional nerve signaling and protected against motor neuron axon degeneration and demyelination. ATH-1105 treatment also significantly reduced biomarkers of inflammation and neurodegeneration and prolonged survival. Study results were presented at the Motor Neurone Disease Association International Symposium in December 2022 and 2023 and published in Frontiers in Neuroscience, 2024. Weight loss, motor deficits, inflammation, loss of functional nerve signaling, and motor neurondegeneration and demyelination are all hallmarks of ALS disease; treatment with ATH-1105 significantly improved all of these aspects in the preclinical models tested.

ATH-1020

ATH-1020 is a novel, orally available, next generation, small molecule drug candidate designed to positively modulate the neurotrophic HGF system. Athira filed an IND application with the FDA for ATH-1020 at the end of 2021 and received notice of acceptance in January 2022. This compound was originally assessed for neuropsychiatric indications in preclinical models as presented at the American Society for Experimental Therapeutics Annual Conference in February 2022.

In preclinical models of diabetic neuropathic pain, Athira demonstrated significant improvements in two aspects of disease that are prominent symptoms in people suffering from neuropathic pain: increased sensitivity to mechanical and thermal stimulation. The significant improvements in neuropathic pain were partially sustained after seven days of not receiving ATH-1020, suggesting persistent and potentially disease-modifying effects. Data from these studies were presented at the Society for Neuroscience Annual Conference in November 2022 and the American Society for Experimental Neurotherapeutics in March 2023. Athira has completed the SAD escalation portion of the Phase 1 trial, in which ATH-1020 demonstrated a favorable safety profile and was well-tolerated in healthy volunteers.

Early Compounds

In addition to the compounds described above, Athira has evaluated several other compounds in preclinical discovery and development for neurodegenerative diseases and other indications where it believes positive modulation of the neurotrophic HGF system may have therapeutic potential.

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

Scientific evidence supporting the neurotrophic HGF system as a naturally occurring repair mechanism is backed by over 30 years of research. MET is one of the most stably expressed genes in the adult human brain and is essential to a healthy, functional nervous system. HGF/MET signaling plays a critical role in both the development and maintenance of nervous system tissue. In ALS, studies have highlighted the importance of HGF in key processes affected by the disease. HGF functions as a potent survival factor for motor neurons, and impaired HGF/MET signaling has detrimental effects on neuromuscular junction integrity. Preclinical studies in ALS animal models show that HGF delivery reduces motor neuron degeneration, improves motor function, and prolongs lifespan. Additionally, HGF signaling has been linked to muscle function, the loss of which is a key feature of ALS. And although evidence supports the neurotrophic HGF system as an attractive target for combating neurodegenerative diseases, such as ALS, with its multimodal mechanism of action, it has proven a difficult drug target. There are approved and in-development gene therapy approaches to increase HGF expression beyond normal physiological levels, but these are limited as potentially viable treatment options for neurological disorders due to limited distribution and more invasive delivery requirements, such as intrathecal or intravenous, or locally restricted to the periphery, such as via intramuscular routes of administration.

To date, drug developers have been deploying approaches that typically address only a single factor of the cascade of pathologies that lead to neurodegeneration, yet translating early successful results to meaningful clinical benefit has been mixed if not elusive. Athira believes that to address such complex and multifactorial diseases requires a novel multimodal approach, such as targeting the neurotrophic HGF system through non-invasive small molecules that enhance levels of HGF system activation to protect and repair neuronal networks.

Mechanism of Action

Athira has developed a pipeline of proprietary small molecule compounds, or ATH positive modulators, designed to enhance the neurotrophic HGF system and promote its neuroprotective, neurotrophic and anti-inflammatory effects, including protection of neurons from a variety of insults. These novel small molecules are designed to cross the blood-brain barrier for CNS disorders or remain in the periphery for PNS and other indications, and mechanistically produce a series of multimodal effects that support their therapeutic promise to: reduce inflammation, promote regeneration, provide neuroprotection, and, ultimately, slow disease progression.

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
Positive modulation of HGF/MET on the glia inhibits neuroinflammation

As ATH positive modulators interact with the HGF system, neurotrophic and neuroprotective pathways are activated downstream, including the activation of the extracellular-signal regulated kinase, or ERK and protein kinase B, or AKT pathways, which play critical roles in protecting neurons from damage and death, including from oxidative stress, excitotoxicity, and apoptosis. Figure 3 below shows cell culture data demonstrating that one of the key mechanisms of action of ATH positive modulators is through activation of AKT and ERK via MET activation.

Figure 3. ATH-1105 enhances HGF signaling and promotes neurotrophic and neuroprotective pathways.

Positively modulating the neurotrophic HGF system promotes its multimodal effects, which Athira believes can potentially address the complex pathology in neurodegenerative diseases. These positive multimodal effects taken together may lead to improvement in function.

ATH-1105

ATH-1105 Preclinical Evidence for ALS

ATH-1105 is a novel oral small molecule drug candidate being assessed as a potential treatment for ALS. In a spinal motor neuron model, ATH-1105 significantly protected against neuron death by glutamate-induced excitotoxicity, while reducing pathological aggregation of TAR DNA-binding protein 43, or TDP-43. Figure 4 summarizes the data with images of microtubule-associated protein-2, or MAP-2-labeled spinal motor neurons in green, and extranuclear TDP-43 in red. In the control image on the left with no excitotoxic insult (glutamate), there is minimal overlap of MAP-2 neurons with extranuclear TDP-43. When glutamate is applied to the motor neuron cultures, there’s an overall reduction in the number of neurons and increased extranuclear TDP-43 as shown by overlapping red-green staining in the middle image. When cell cultures were treated with ATH-1105, the effect of glutamate-induced excitotoxicity on the overall number of motor neurons and extranuclear TDP-43 protein aggregation was significantly reduced, as seen in the rightmost image and as quantified in the bar graphs.

Figure 4. ATH-1105 is Neuroprotective Against Excitotoxic Insult and Reduces Extranuclear TDP-43 Levels in Spinal Motor Neurons.

Data presented as mean + SEM. Statistics applied: 1-way ANOVA with Fisher least significant difference test. *p<0.05; **p<0.01; ***p<0.001 versus Glutamate Control. Scale bar: 100 µm. n=5-6 per group.

MAP-2, microtubule-associated protein-2; TDP-43, TAR DNA-binding protein 43.

ATH-1105 has also demonstrated target engagement in ALS patient-derived induced pluripotent stem cells (iPSCs) that were differentiated into motor neurons. In this model, as summarized in Figure 5, ALS patient-derived motor neurons treated with ATH-1105 100 nM exhibited a significant increase in MET activation (pMET) demonstrating engagement of HGF signaling, when compared to motor neurons treated with vehicle. These results were presented at the Motor Neurone Disease Association International Symposium in December 2024.

Figure 5. ATH-1105 increases MET activation in ALS patient-derived motor neurons.

Human iPSC-derived motor neurons sourced from Cedar Sinai via AnswerALS consortium. Motor neurons were cultured in growth factor deprived media and treated with vehicle or ATH-1105 every 48h for 6 days. MET activation was measured 24h post ATH-1105 treatment. Data presented as mean ± SEM. Statistical significance was determined via paired t-test comparing MET activation (pMET/Total MET) in motor neurons treated with vehicle or ATH-1105 100 nM; n = 2 technical replicates from each donor.

Plasma biomarkers of inflammation and neurodegeneration were significantly reduced following treatment with ATH-1105 in a transgenic TDP-43-driven mouse model of ALS (Figure 6). These results support the anti-inflammatory and neuroprotective effects of ATH-1105 through enhancement of neurotrophic HGF system signaling. In the TDP-43-driven ALS model, significant increases in the proinflammatory cytokines tumor necrosis factor alpha, or TNF-alpha, and interleukin 6, or IL-6, were observed compared to healthy wild-type, or WT, control animals. When ALS-model mice, or ALS mice, were treated with ATH-1105 significant reductions in both TNF-alpha and IL-6 were observed, demonstrating anti-inflammatory activity. Consistent with the neuroprotective effects demonstrated in cell-based models, a significant reduction in plasma levels of the neurodegeneration biomarker, NfL, was observed in ALS mice treated with ATH-1105, which is indicative of neuroprotection.

Figure 6. ATH-1105 Improves Biomarkers of Inflammation and Neurodegeneration in a Mouse Model of ALS.

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

Treatment with ATH-1105 in a mouse model of ALS protected against axon degeneration and demyelination as observed from histological examination of cross-sections of the sciatic nerve. Figure 7 below includes an image of the sciatic nerve from a WT healthy control animal, on the left, featuring a large number of large diameter axons surrounded by a consistent and highly regular coating of myelin sheath. In the middle, a sciatic nerve image from an ALS disease control animal is shown, where a marked reduction in the number of axons, a decrease in average axon diameter, and irregular myelination is observed. On the right, when ALS animals are treated with ATH-1105, sciatic nerve integrity is preserved with a greater population of large diameter axons and preservation of regular myelination. Graphs below the images are quantified data showing these effects of ATH-1105 in a mouse model of ALS.

Figure 7. Treatment with ATH-1105 Protected Against Axon Degeneration and Demyelination in a Mouse Model of ALS.

WT + vehicle
ALS + vehicle
ALS + ATH-1105 20 mg/kg
Cross section of sciatic nerve
Number of axons
Number of axons/100 µm²
60
40
20
0
****
****
Axonal diameters
Axonal diameters, µm
6
4
2
0
****
****
Myelin g-ratio
g-ratio
0.8
0.6
0.4
0.2
0.0
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

Further analyses of electrophysiological and behavioral assessments indicated the protection of the motor neurons with ATH-1105 translated to improved nerve and motor function (Figure 8). Compound muscle action potential, or CMAP, and nerve conduction velocity, or NCV, are two electrophysiological measures of functional nerve signaling. Treatment with ATH-1105 in a mouse model of ALS demonstrated consistent and significant improvements of nerve function compared to ALS disease control animals.

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

Figure 8. Treatment with ATH-1105 Improves Nerve and Motor Function in a Mouse Model of ALS.

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

The above study results, depicted in Figure 8, were presented at the American Academy of Neurology, or AAN, in April 2023, and the ALS Drug Development Summit in May 2023.

Treatment with ATH-1105 in a mouse model of ALS extends survival and improves other disease-related measures. Figure 9 below compares ALS mice treated with oral ATH-1105 20 mg/kg once daily in blue with oral vehicle once daily treated ALS mice in red. Mice were treated from one month of age to a humane endpoint maximum of five months of age, for a total of up to four months of treatment. ATH-1105 increased time to first mortality and significantly prolonged survival compared to ALS disease control animals (p=0.0035). ATH-1105 also significantly protected against body weight reduction (p<0.01). These findings were reported at the AAN 2023 Annual Meeting in April 2023.

Figure 9. ATH-1105 Significantly Improved Survival in a Mouse Model of ALS.

Data presented as Kaplan-Meier curve

Statistics applied: Log-rank (Mantel-Cox) test for survival curve comparison, **p<0.01. n=20 mice per group at start

Treatment with ATH-1105 in a mouse model of ALS outperforms treatment with riluzole under the conditions tested in assessments of motor function, nerve function, and in reducing disease-related plasma biomarkers. Figure 10 below compares performance in the grip test of WT mice (grey) and transgenic ALS mice treated daily with vehicle (red), intraperitoneal riluzole 5 mg/kg (green), oral ATH-1105 20 mg/kg (blue), or both ATH-1105 and riluzole (purple). Mice treated with ATH-1105 alone and co-administration of riluzole and ATH-1105 consistently outperformed the vehicle-treated ALS disease control group. In both the ATH-1105 and the co-administration of ATH-1105 and riluzole groups, performance on the test approached that of the WT healthy control group. ATH-1105 treatment outperformed riluzole treatment in tests of motor function including the grip, rotarod, Kondziela screen, and balance beam tests. ATH-1105 also outperformed riluzole in tests of nerve function preservation including CMAP amplitude and NCV. ATH-1105 treatment further reduced plasma levels of IL-6 and TNF-alpha compared to riluzole, which are biomarkers of inflammation. ATH-1105 treatment also more greatly reduced plasma levels of NfL compared to riluzole, which is a biomarker of neurodegeneration. These findings were reported at the Northeast ALS Consortium meeting in October 2023, and the Motor Neurone Disease Association conference in December 2023.

Figure 10. ATH-1105 Preserves Motor and Nerve Function and Reduces Plasma NfL Compared with Riluzole in a Mouse Model of ALS.

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

Weight loss, motor deficits, inflammatory effects, loss of muscle integrity, nerve degeneration and demyelination are all classical hallmarks of disease in people with ALS; treatment with ATH-1105 significantly improved all of these deficits preclinically. Athira conducted a first-in-human Phase 1 double-blind, placebo-controlled trial that enrolled 80 healthy volunteers to evaluate single and multiple oral ascending doses of ATH-1105. The study was completed in November 2024 and evaluated the safety and tolerability of ATH-1105 and included measurements of pharmacokinetic outcomes. The results of the Phase 1 trial showed that ATH-1105 demonstrated a favorable safety profile and was well-tolerated in healthy volunteers, supporting continued clinical development.

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

In animal models of DNP hypersensitivity to mechanical and thermal pain are commonly experienced, which are also representative of symptoms in people with neuropathic pain. Shown in Figure 11 below, treatment with ATH-1020 significantly reduced pain behaviors over the testing period compared to DNP controls alone.

Figure 11. Reduced Mechanical and Thermal Pain-Related Behaviors Following ATH-1020 Treatment in a Rat Model of Diabetic Neuropathic Pain.

Data presented as means + SEM. ****p<0.0001 using one-way ANOVA with Dunnett test vs DNP control.

ANOVA, analysis of variance; AUC, area under the curve; DNP, diabetic neuropathic pain; PWL, paw withdrawal latency; PWT, paw withdrawal threshold.

Persistence of reduced pain behaviors following ATH-1020 treatment were assessed after a short-term (23-hour) or a long-term (7-day) washout period. Study results demonstrated that even after short- and long-term washout periods, where no drug is present, the effects of ATH-1020 reduction of pain behaviors remained persistent, suggesting a potential disease modifying effect (Figure 12).

Figure 12. Persistent Pain Reduction after 7-day Washout Following ATH-1020 Treatment.

Data presented as means + SEM. *p<0.05; **p<0.01; ****p<0.0001 using one-way ANOVA with Dunnett test vs DNP control.

ANOVA, analysis of variance; AUC, area under the curve; DNP, diabetic neuropathic pain; PWL, paw withdrawal latency; PWT, paw withdrawal threshold.

ATH-1020 Clinical – Phase 1 Trial in Healthy Volunteers

Athira filed an IND application with the FDA for ATH-1020 at the end of 2021 and received notice of acceptance in January 2022. In September 2022, it completed the single-ascending dose escalation portion of the Phase 1 trial. ATH-1020 demonstrated a favorable safety profile and was well-tolerated in healthy volunteers.

Fosgonimeton

Athira’s previous lead drug candidate, fosgonimeton, is a small molecule drug candidate designed to positively modulate the neurotrophic HGF system for potential treatment of neurodegenerative diseases. In September 2024, Athira announced the topline results for LIFT-AD, a randomized, double-blind, placebo-controlled, parallel-group 26-week Phase 2/3 clinical trial with fosgonimeton in mild-to-moderate AD. The primary and key secondary endpoints did not reach statistical significance compared with placebo at 26 weeks. However, both components of the Global Statistical Test (GST), cognition (ADAS-Cog11) and function (ADCS-ADL23), directionally favored fosgonimeton treatment, and in pre-specified subgroups characterized by more rapid disease progression (moderate AD and APOE4 carriers), cognition and function improved or stabilized in the fosgonimeton treated group. In addition, data across biomarkers of protein pathology (Aβ42/40, p-Tau181, and p-Tau217), inflammation (GFAP) and neurodegeneration (NfL) showed directional improvements with fosgonimeton treatment that are consistent with the broad neuroprotective mechanism of HGF modulation.

Based on these results, Athira decided to pause further development of fosgonimeton and to shift its focus to the clinical development of ATH-1105.

Market Opportunity

The potential target indications for Athira’s small molecule positive modulators include ALS and other neurodegenerative diseases. A recent study estimated that approximately 33,000 persons in the United States are affected with ALS. This number was projected to increase to approximately 36,000 by 2030. Prevalence at the global level varies geographically. Cases worldwide have been projected to increase from approximately 223,000 in 2015 to approximately 377,000 in 2040.

Currently, there are only four approved drugs that are specifically indicated for the treatment of ALS, of which none targets neurotrophic factor systems with a multimodal mechanism of action with the potential to offer neuroprotective, anti-inflammatory and potentially disease modifying effects.

Potential Commercialization Plan

ATH-1105 is currently in development for the potential treatment of ALS. The potential commercialization strategy is expected to consider the following key elements:

•
potential first-line therapy;
•
an add-on therapy for patients on existing therapies; and
•
a therapy for patients who have stopped existing therapies.

Athira aims to demonstrate the therapeutic potential of ATH-1105 in ALS as an initial indication. Given the unique potential of ATH-1105 to provide broad protection against neurodegeneration, there may be therapeutic application in additional neurodegenerative indications including but not limited to frontal temporal dementia, Parkinson’s, polyneuropathies, and others. Athira expects its commercialization strategies, including distribution plans, will evolve as clinical development progresses

Athira is actively reviewing options for partnerships or other arrangements that will allow it to realize the commercial potential of its drug candidates.

Manufacturing

Athira’s focus on small molecule therapeutics enables it to use well-established and widely available manufacturing processes and infrastructure, formulation compositions, and drug administration technologies or devices. Athira does not operate its own facilities for manufacturing, storing, or distributing drug candidates. It utilizes third-party contract development and manufacturing organizations, or CDMOs, to manufacture and supply preclinical and clinical materials during the development of drug candidates. Athira and various regulatory bodies have audited the CDMOs it contracts with, and such CDMOs have a proven track record of GMP-compliant manufacturing.

ATH-1105 is purified as a stable solid and then released to other CDMOs for formulation and packaging into the final drug product for use in clinical testing. Athira believes the synthesis of ATH-1105 is reliable and reproducible and the synthetic routes can be further optimized to enable large-scale production that continues to avoid use of toxic materials or specialized equipment or handling during the manufacturing process.

For the potential commercialization of any drug candidates that receive regulatory approval, Athira expects to rely on partners’ manufacturing capabilities or use similar third-party CDMO contract resources.

Competition

The biotechnology and biopharmaceuticals industries are characterized by rapid technological advancement, significant competition, and an emphasis on intellectual property. As a clinical-stage biopharmaceutical company developing small molecules to restore neuronal health and slow neurodegeneration, with its principal drug candidate focused on the treatment of ALS, Athira faces, and in the future may face, increased competitive pressures from both large and small pharmaceutical companies and from established and emerging biotechnology companies, as well as academic, government, and public and private research institutions. Any drug candidates that Athira successfully develops and commercializes will compete with current treatments and new treatments that may become available in the future. With the advancement of ATH-1105 as a novel small molecule therapeutic that positively modulates the neurotrophic HGF system, Athira must consider companies as competitors who are developing other novel approaches, including those that target other neurotrophic systems to address ALS and other neurological diseases. Additionally, because ATH-1105 is orally administered, Athira must also consider as competitors companies developing ALS therapies as oral therapeutics or with other routes of administration.

Because of the range of potential competitors, many of Athira’s competitors, alone or with strategic partners, have greater access to financial resources, market presence, and resources and expertise in development, preclinical and clinical testing, manufacturing, commercialization, the regulatory approval process, or marketing and sales than Athira does. In addition, these same competitors, who may be in a clinical development stage, could also be competing with Athira for patient recruitment, clinical research organization, and operational resources. These entities also compete with Athira in the recruitment and retaining of qualified scientific and management personnel, as well as the acquisition of enabling or complementary technologies for advancing Athira’s product candidates across all competitors. Merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of Athira’s competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Athira’s commercial opportunity could be substantially limited if its competitors develop and commercialize products that are more effective, safer, more convenient or less expensive than Athira’s comparable drug products. In geographies that are critical to Athira’s commercial success, competitors may also obtain regulatory approvals first, resulting in these competitors building a strong market position in advance of the entry of Athira’s drug candidates. In addition, Athira’s ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of other treatments.

Specific to targeting HGF/MET, however, Athira is not aware of any direct competitors currently developing small molecules targeting the neurotrophic HGF system for ALS. Athira is aware of two companies developing HGF/MET-directed therapies for ALS, including VM202, a plasmid DNA encoding human HGF developed by Helixmith, and KP-100, a recombinant HGF protein developed by Kringle Pharma. Both assets have been investigated in Phase 2 clinical trials for ALS, where they were shown to be safe and well-tolerated but failed to reach statistical significance on efficacy endpoints.

ATH-1105 has the potential to offer neuroprotective and anti-inflammatory effects by targeting the HGF/MET system. Athira’s preclinical data have demonstrated this multimodal approach may have positive benefits across several biological and clinical measures. While several potential direct competitors may exist, Athira has not yet identified any competitive asset that has demonstrated consistent and congruent positive effects offering neuroprotection, anti-inflammation, reduction in disease-specific protein pathologies, and neurotrophic and functional benefits.

Intellectual Property

Athira owns or has in-licensed numerous patents and patent applications and possesses substantial know-how and trade secrets relating to the development and commercialization of its drug candidates, including related manufacturing processes and technologies.

As of December 31, 2024, the company’s patent portfolio includes its exclusively owned intellectual property, including issued patents and pending patent applications in the United States, issued patents and pending patent applications in jurisdictions outside of the United States, and a pending international patent application filed under the Patent Cooperation Treaty. The patents and patent applications issued and pending outside of the United States are counterparts to the foregoing United States patents and patent applications and are generally held in Argentina, Australia, Brazil, Canada, Chile, China, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Mexico, Malaysia, New Zealand, Philippines, Singapore, South Africa, South Korea, Taiwan, and Thailand. Athira’s owned patents and patent applications have claims directed to ATH-1105 and its other small molecule drug candidates, including ATH-1020 and fosgonimeton, as compositions of matter and methods of use thereof.

Individual patents are in force for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are in force for 20 years from the earliest nonprovisional filing date. In addition, in certain instances, a patent term can be adjusted or extended to recapture a portion of the term effectively lost as a result of the United States Patent and Trademark Office, or USPTO, delay or the FDA regulatory review period (a patent term adjustment or patent term extension, respectively). The restoration period for FDA delay cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest nonprovisional filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent. Athira’s owned issued patents will expire on dates ranging from 2037 to 2042, exclusive of any patent term adjustment or patent term extension. If patents are issued on Athira’s owned pending non-provisional patent applications, the resulting patents are projected to expire on dates ranging from 2037 to 2043, exclusive of any patent term adjustment or patent term extension.

When appropriate, Athira seeks to protect aspects of its technology and business not amenable to, or that it does not consider appropriate for, patent protection as trade secrets. Athira seeks to protect this intellectual property, in part, as trade secrets, by entering into confidentiality agreements with those who have access to its confidential information, including employees, contractors, consultants, collaborators, and advisors. The company also seeks to preserve the integrity and confidentiality of its proprietary technology and processes by maintaining physical security of its premises and physical and electronic security of its information technology systems.

Athira seeks trademark protection in the United States and in certain other jurisdictions where available and when it deems appropriate. Athira’s trademark portfolio includes issued trademark registrations for Athira Pharma and other pending trademark applications in the United States and internationally.

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

In addition, the FDA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, any of which could delay Athira’s ability to obtain approvals, increase the costs of compliance or restrict the company’s ability to maintain any regulatory approvals it may have obtained. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to federal agencies' statutory interpretations in litigation against the agencies where the law is ambiguous. This Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA or other federal agencies to challenge longstanding decisions and policies, including FDA's statutory interpretations of market exclusivities and the "substantial evidence" requirements for drug approvals, which could undermine the FDA's authority, lead to uncertainties in the industry, and disrupt the agency's normal operations. Athira cannot predict the full impact of this decision on the company or the pharmaceutical industry in general. Further, changes in the leadership of the FDA and other federal agencies under the new Trump administration can result in further changes in the funding, operations, and policies of the federal agencies, which may impact Athira’s clinical development plans and timelines.

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

Orange Book Listing

In seeking approval of an NDA or a supplement thereto, NDA applicants are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Upon FDA approval, each of the patents listed by the NDA applicant is published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Upon submission of an ANDA or 505(b)(2) NDA, an applicant is required to certify to the FDA concerning any patents listed for the RLD in the Orange Book that:

•
no patent information on the drug product that is the subject of the application has been submitted to the FDA;
•
such patent has expired;
•
the date on which such patent expires; or
•
such patent is invalid, unenforceable or will not be infringed upon by the manufacture, use, or sale of the drug product for which the application is submitted.

Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, also known as a paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all of the listed patents claiming the referenced product have expired. If the ANDA or 505(b)(2) NDA applicant has provided a paragraph IV certification, the applicant must send notice of the paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification. If the paragraph IV certification is challenged by an NDA holder, or the patent owner(s) asserts a patent challenge to the paragraph IV certification, the FDA may not approve that application until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owner(s) regularly take action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time, depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation.

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

U.S. Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States and was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and healthcare measures promulgated by the new Trump administration will impact the ACA, Athira’s business, financial condition and results of operations.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2032 with the exception of a temporary suspension implemented under various novel coronavirus disease, or COVID-19, relief legislation. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, to review the relationship between pricing and manufacturer patient programs, and to reform government program reimbursement methodologies for pharmaceutical products. For example, effective January 1, 2024, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on Athira’s business. In August 2022, Congress passed the Inflation Reduction Act of 2022, or IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. CMS has published the negotiated maximum fair prices for the first ten drugs covered under Medicare Part D, which will go into effect on January 1, 2026. The second cycle of negotiations will occur in 2025, with the negotiated prices going into effect in 2027. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the new Trump administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drug candidates if approved.

In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our drug products. FDA has authorized the state of Florida to develop Section 804 Importation Programs to import certain prescription drugs from Canada for a limited period of time to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We expect that additional state and federal healthcare reform measures will be adopted in the future. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drug candidates. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

Employees and Human Capital Resources

As of December 31, 2024, we had 26 employees, all of whom were full-time and 15 of whom were engaged in research and development activities. Twelve of our employees hold Ph.D. or M.D. degrees. None of our employees is represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission, or SEC, in accordance with the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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

Risks Related to Our Business and the Development of Our Drug Candidates

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

We are currently focusing our efforts primarily on the development of ATH-1105 and we may fail to or be unable to design and execute clinical trials to support marketing approval of ATH-1105 or any other drug candidates we seek to develop. We cannot be certain that our current or planned clinical trials or any other future clinical trials will be completed on time or be successful. We cannot guarantee that the FDA or foreign regulatory authorities will agree with our study design, protocol or protocol amendments, or statistical plan, or that they will interpret clinical trial results as we do, and more clinical trials could be required before we are able to submit applications seeking approval of our drug candidates. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our drug candidates. Even if regulatory approval is secured for any of our drug candidates, the terms of such approval may limit the scope and use of our drug candidate, which may also limit its commercial potential.

Our approach to targeting neurotrophic factors through the use of small molecules is based on a novel therapeutic approach, which exposes us to unforeseen risks. We have limited data from preclinical studies and clinical trials to date, including for ATH-1105, and we cannot be certain that future trials will yield data in support of the safety, efficacy and tolerability of our drug candidates.

We have discovered and are developing a pipeline of small molecule drug candidates to treat neurodegenerative diseases. Our drug candidates target an endogenous neurotrophic factor which is expected to protect and repair neuronal networks, which we believe could ultimately result in improvements in clinical outcomes and disease-relevant biomarkers. The therapeutic promise of neurotrophic factors in neurodegenerative diseases had been hampered in earlier therapies by the lack of efficient and non-invasive delivery to the CNS. Our small molecule drug candidates are designed to penetrate the BBB and enhance the activity of a neurotrophic factor, but we cannot be certain of the safety and efficacy of our drug candidates in applicable patients or that our clinical trials will provide sufficient evidence that our design approach results in the intended therapeutic effect.

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

The topline data from our Phase 2/3 LIFT-AD clinical trial of fosgonimeton in AD showed that neither the trial’s primary endpoint (the Global Statistical Test, or GST, a combination of results from measures of cognition (ADAS-Cog11) and function (ADCS-ADL23)) nor its key secondary endpoints of ADAS-Cog11 and ADCS-ADL23 reached statistical significance compared with placebo at 26 weeks. However, both components of GST, cognition (ADAS-Cog11) and function (ADCS-ADL23), directionally favored fosgonimeton treatment, and in pre-specified subgroups characterized by more rapid disease progression (moderate AD and APOE4 carriers), cognition and function improved or stabilized in the fosgonimeton treated group. In addition, data across biomarkers of protein pathology (Aβ42/40, p-Tau181, and p-Tau217), inflammation (GFAP) and neurodegeneration (NfL) showed directional improvements with fosgonimeton treatment that are consistent with the broad neuroprotective mechanism of HGF modulation. Based on these results, we decided to pause further development of fosgonimeton.

Following the readout of topline data from LIFT-AD, in September 2024 we announced our intention to focus on advancing the clinical development program for ATH-1105 as a potential treatment for ALS. We completed our first-in-human Phase 1 clinical trial in healthy volunteers evaluating the safety and tolerability of ATH-1105, in November 2024. The results of the Phase 1 clinical trial showed that ATH-1105 demonstrated a favorable safety profile and was well-tolerated in healthy volunteers, supporting continued clinical development.

We have limited evidence regarding the efficacy, safety and tolerability of ATH-1105 and other small molecules in our drug product pipeline. We or a future partner may ultimately determine that ATH-1105, or any of our other small molecules, does not possess certain properties required for therapeutic effectiveness.

We or a future partner may spend substantial funds attempting to develop these drug candidates and never succeed in doing so.

Our development of ATH-1105 may never lead to a marketable product.

We are developing ATH-1105 as a small molecule aimed at restoring neuronal health. We have not received regulatory approval for ATH-1105 and cannot be certain that our approach will lead to the development of an approvable or marketable product, alone or in combination with other therapies.

Advancing ATH-1105 as a small molecule aimed at restoring neuronal health creates significant challenges for us or a future partner, including:

•
obtaining marketing approval;
•
if ATH-1105 is approved, educating medical personnel regarding the potential efficacy and safety benefits, as well as the challenges, of incorporating ATH-1105 into existing treatment regimens, including in combination with other treatments for ALS or as a monotherapy; and
•
establishing the sales and marketing capabilities upon obtaining any marketing approvals to gain market acceptance.

Our prospects as a standalone business are highly dependent on the successful development of ATH-1105. Following the September 2024 announcement of topline results from the Phase 2/3 LIFT-AD clinical trial of fosgonimeton showing that neither the trial’s primary endpoint nor its key secondary endpoints were met, we announced our intention to focus on advancing the clinical development program for ATH-1105 as a potential treatment for ALS and other neurodegenerative diseases. Like fosgonimeton, ATH-1105 is a small molecule designed to positively modulate the HGF system. Although we are encouraged about the potential for ATH-1105 based on preclinical data, we or a future partner may decide to discontinue development of some or all of our product candidates, including if we or a future partner do not demonstrate the safety and efficacy of ATH-1105 in current and future clinical trials. We may pursue strategic alternatives to maximize stockholder value, which could involve, without limitation, exploring the potential for a possible merger, business combination, investment, a purchase, license or other acquisition of assets or return of capital to stockholders.

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
•
protecting our rights in our intellectual property portfolio;
•
defending against third-party patent challenges, derivation proceedings, or interference or infringement claims, if any;
•
negotiating favorable terms in any collaboration, licensing or other arrangement that may be necessary or desirable to develop, manufacture or commercialize our drug candidates;
•
obtaining coverage and adequate reimbursement by hospitals, government and third-party payors for drug candidates that we develop;
•
addressing any competing therapies and technological and market developments; and
•
attracting, hiring and retaining qualified personnel.

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

Our lead drug candidate, ATH-1105, is currently in clinical development for the potential treatment of ALS. It is impossible to predict when or if any of our drug candidates will prove to be effective and safe in humans or will receive regulatory approval.

Before obtaining regulatory approvals for the commercial sale of our drug candidates, we or a future partner must demonstrate through lengthy, complex and expensive nonclinical studies and clinical trials that our drug candidates are both safe and effective for each target indication. Nonclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the nonclinical study and clinical trial processes, and, because our drug candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. The results of nonclinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in nonclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. For example, testing on animals occurs under different conditions than testing in humans and therefore, the results of animal studies may not accurately predict safety and effectiveness in humans. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through nonclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. For example, in our fosgonimeton Phase 1a/b clinical trial, which enrolled 88 patients, including only 11 patients with mild-to-moderate AD, of whom seven patients were treated with fosgonimeton and the other four patients were randomized to the control, suggested improvements in brain network activity including potentially positive effects on brain function. However, our subsequent Phase 2 ACT-AD clinical trial in AD did not meet its primary endpoint of a change in ERP P300 latency for the full study population nor did it meet the secondary endpoints, and our Phase 2/3 LIFT-AD clinical trial in AD did not meet its primary endpoint (the GST, a combination of results from measures of cognition (ADAS-Cog11) and function (ADCS-ADL23)) nor its key secondary endpoints of

ADAS-Cog11 and ADCS-ADL23. Based on these results, we decided to pause further development of fosgonimeton and to shift our focus to the clinical development of ATH-1105.

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

If the results of our current and future clinical trials are inconclusive with respect to the efficacy of our drug candidates, if we or a future partner do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our drug candidates, we may:

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

We have been and may in the future be subject to claims, lawsuits, arbitration proceedings, government investigations, securities class action litigation and other legal, regulatory and administrative proceedings and face potential liability and expenses related thereto, which could divert management’s attention, and insurance coverage may not be sufficient to cover all costs and damages. This could have a material adverse effect on our business, operating results and financial condition.

We have been and may in the future be subject to claims, lawsuits, arbitration proceedings, government investigations, securities class action litigation and other legal, regulatory and administrative proceedings. For example, in November 2022, we received a Civil Investigative Demand from the Civil Division of the Department of Justice, or the Demand. The Demand sought documents and information relating to our relationship with WSU, certain of our grant applications in 2016 and 2019 with the NIH, and our receipt of a NIH grant in 2020. We cooperated with the Department of Justice with respect to the Demand and in December 2024 reached a settlement with respect thereto. In February 2023, the Securities and Exchange Commission, or SEC, sent us a subpoena seeking documents and information relating to, among other things, our former chief executive officer’s alteration of images in certain research papers. We cooperated with the SEC with respect to the subpoena. On March 29, 2024, we received a letter from the SEC stating that the SEC had concluded its investigation without any enforcement action against us.

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

Washington State University, or WSU, has undertaken a review of claims of potential research misconduct involving our former chief executive officer’s doctoral research at WSU. We cannot predict what conclusions WSU will reach, whether or when WSU will share its conclusions with us or the public, and what effect, if any, this investigation may have on our business and reputation.

In addition to the previously disclosed investigation of the independent special committee of our board of directors, WSU has also announced that it has undertaken a review of claims of potential research misconduct involving research conducted by Dr. Leen Kawas, our former chief executive officer, during her doctoral studies at WSU. We cannot predict what, if any, effect this investigation may have on our business and reputation. It is possible that the investigation by WSU could come to different conclusions, or uncover additional or different information, than the investigation of the independent special committee of our board of directors, the primary finding of which was that Dr. Kawas altered images in her 2011 doctoral dissertation and at least four research papers that she co-authored while a graduate student at WSU, and published from 2011 to 2014. The conclusions from WSU’s investigation could have a material adverse impact on our business, reputation, scientific credibility, and prospects, as well as our in-licensed patents and pending patent applications, current grants and pending grant applications, and our relationship with WSU, from whom we in-license patents and patent applications underlying certain of our drug candidates.

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

Our projected timeline for announcing our topline data for ATH-1105 or any other drug candidates we may seek to develop may be delayed, including, among other reasons, due to possible delays in data cleaning, processing or analysis, either on our part and/or on the part of any of our third-party vendors, which could harm our business, operating results, prospects or financial condition.

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

Drug candidates that we may successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our drug products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our drug candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our drug products. Current and future CMS coverage restrictions on classes of drugs that encompass our drug candidates could have a material adverse impact on our ability to commercialize our drug candidates, if approved, generate revenue and attain profitability. It is unclear how future CMS coverage decisions and policies will impact our business. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see the section titled “Part I, Item 1 – Business – Competition.”

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

Risks Related to Our Financial Position and Capital Needs

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

Since our inception, we have used substantial amounts of cash to fund our operations, and we will continue to incur expenses for the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, ATH-1105. Developing ATH-1105 and conducting clinical trials for the potential treatment of ALS, and any other indications that we may pursue in the future will require substantial amounts of capital and we are actively seeking a partner to assist with the development of ATH-1105 through a joint collaboration agreement, provision of non-dilutive funding, or a combination of these and other structures. In addition, if we or a future partner obtain marketing approval for ATH-1105 or any future drug candidates, we expect this would result in significant commercialization expenses related to sales, marketing, manufacturing, and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of December 31, 2024, we had cash, cash equivalents and investments of $51.3 million. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report.

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

We have not generated any revenue from drug product sales and our drug candidates will require substantial additional investment before they may provide us with any revenue. We had net losses of $96.9 million and $117.7 million for the year ended December 31, 2024 and 2023, respectively, and an accumulated deficit of $406.1 million as of December 31, 2024.

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

As of December 31, 2024, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of approximately $9.5 million and federal tax credit carryforwards of approximately $16.5 million, which expire over a period of 7 to 13 years. Federal NOLs of $196.0 million generated after the 2017 tax year will carry forward indefinitely and will be subject to the 80% of taxable income limitation. At December 31, 2024, we also had state NOLs of $3.9 million, which expire over a period of 17 to 20 years. A lack of future taxable income would adversely affect our ability to utilize these NOLs.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in ownership by “5 percent shareholders” over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and tax credit carryforwards to offset post-change taxable income or taxes. We may have already experienced one or more ownership changes through our equity offerings and other changes in our stock ownership.

Depending on the timing of any future utilization of our pre-change NOLs and tax credit carryforwards, we may be limited as to the amount that can be utilized each year as a result of such previous ownership changes. In addition, future changes in our stock ownership as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. Our NOLs may also be impaired under similar provisions of state law or limited pursuant to provisions of the Tax Cuts and Jobs Act amendments to the Code, as modified by the Coronavirus Aid, Relief, and Economic Security Act.

We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Changes in tax laws could have a material adverse effect on our business, cash flows, results of operations or financial condition.

We are subject to the tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions or our tax liabilities. For example, in August 2022, as part of the Inflation Reduction Act of 2022, the United States enacted a 1% excise tax on stock buybacks and a 15% alternative minimum tax on adjusted financial statement income. Additionally, beginning in 2022, the Code eliminated the right to deduct research and development expenditures and instead requires taxpayers to capitalize and amortize U.S. and foreign research and development expenditures over five and 15 tax years, respectively. Additionally, many countries and local jurisdictions and organizations such as the Organization for Economic Cooperation and Development have proposed or implemented new tax laws or changes to existing tax laws, including additional taxes on payroll or employees. Any new or changes to tax laws could adversely affect our effective tax rate, operating results, tax credits or incentives or tax payments, which could have a material adverse effect on our business, cash flows, results of operations or financial condition.

Risks Related to Strategic Process and Potential Strategic Transaction

We may not be successful in identifying and implementing any strategic transaction and any strategic transactions that we may consummate in the future may not be successful.

Following our receipt of the topline results of LIFT-AD, we made the determination to explore strategic alternatives focused on maximizing stockholder value. As part of this process, we are exploring potential strategic alternatives that may include, but are not limited to, an acquisition, merger or reverse merger, business combination, equity or debt financing, sale of the Company, sale, exclusive license or other disposition of all or a portion of our assets, a return of capital to stockholders, or other transaction. However, there can be no assurance that we will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options is costly, time-consuming and complex and we have incurred and may continue to incur significant costs related to this continued evaluation. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented, or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any potential cash distributions to our stockholders. In addition, we may not be able to adequately limit or avoid future liabilities, including future costs relating to the lease on our headquarters, which may impair the value of any potential transaction or present additional challenges to completing a strategic transaction.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

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

Patients in our clinical trials may in the future suffer significant adverse events or other side effects not observed in our nonclinical studies or previous clinical trials. Some of our drug candidates may be used as chronic therapies or be used in populations for which safety concerns may be particularly scrutinized by regulatory agencies. In addition, if our drug candidates are used in combination with other therapies, our drug candidates may exacerbate adverse events associated with the therapy. Patients treated with our drug candidates may also be undergoing separate treatments which can cause side effects or adverse events that are unrelated to our drug candidates, but may still impact the success of our clinical trials, including, for example, by interfering with the effects of our drug candidates.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. It is difficult to predict how current and future legislation, executive actions, and litigation, including the executive orders, will be implemented, and the extent to which they will impact our business, our clinical development, and the FDA’s and other agencies’ ability to exercise their regulatory authority, including FDA’s pre-approval inspections and timely review of any regulatory filings or applications we submit to the FDA. To the extent any executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. Recently, the U.S. Supreme Court overruled the Chevron doctrine, which gave deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA's authority, lead to uncertainties in the industry, and disrupt the FDA's normal operations, any of which could impact the FDA’s review of our regulatory submissions. Further, changes in the leadership of the FDA and other federal agencies under the new Trump administration may lead to new policies and changes in the regulations that could increase our compliance costs or delay our clinical development and timelines. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.

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

Disruptions at the FDA, the SEC and other government agencies caused by the outcome of the 2024 federal elections, funding shortages, global health concerns, or other events could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including the outcome of the 2024 federal elections, changes in the administration, government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

To the extent the FDA’s normal operations are disrupted or delayed, for example due to the outcome of the 2024 federal elections, changes in the administration, travel restrictions, public health or geopolitical issues, staffing shortages, or lack of funding, the FDA may not be able to complete the necessary inspections or provide feedback in a timely manner during our clinical development or review period. If any such delays or disruptions were to occur, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Further, to the extent the FDA materially changes its policies or regulatory requirements with respect to the accelerated approval program or its internal review process for such program, our clinical development plans and regulatory approval under such program could be materially impacted or delayed. On December 29, 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act, or FDORA, was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements. In January 2025, the Office of Inspector, or OIG, raised concerns with FDA’s accelerated approval of three of the 24 drugs review by OIG. It is unclear how this OIG report, future policy changes, changes in the leadership of FDA, and new FDA regulations, including those that may be implemented under the new Trump administration, will impact new drug applications and our clinical development programs.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Further, the Biden administration released an additional executive order on October 14, 2022, directing the U.S. Department of Health and Human Services, or HHS, to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of IRA are unconstitutional. The impact of these judicial challenges as well as other judicial challenges in view of the Supreme Court’s overruling of the Chevron doctrine, other legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the new Trump administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drug candidates if approved.

Current and future CMS coverage restrictions on classes of drugs that encompass our drug candidates could have a material adverse impact on our ability to commercialize our drug candidates, if approved, generate revenue and attain profitability. It is unclear how future CMS coverage decisions and policies will impact our business.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our drug products, once approved, or put pressure on our drug product pricing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our drug products. Further, FDA recently authorized the state of Florida to develop Section 804 Importation Programs to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

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

Risks Related to Our Reliance on Third Parties

We may use strategic collaborations, licensing arrangements or partnerships to accelerate the development and maximize the commercial potential of our programs, and we may not realize the benefits of such collaborations, arrangements or partnerships.

We own or in-license worldwide intellectual property rights to our pipeline of small molecule candidates. Where appropriate, we may use strategic collaborations, licensing arrangements or partnerships to accelerate the development and maximize the commercial potential of our programs. For example, we are actively seeking a partner to assist with the development of ATH-1105 through a joint collaboration agreement, provision of non-dilutive funding, or a combination of these and other structures. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

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

In addition, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. For example, in 2024, legislative proposals were passed in the House of Representatives and referred to the Senate that would have limited the extension of certain specific types of government contracts or renewals, loans, or grants, to companies that may do business with select Chinese biotechnology equipment or service providers. Others in Congress have advocated for the use of existing executive branch authorities to limit certain Chinese service providers’ ability to engage in business in the U.S. Although we do not currently use equipment or services produced or provided by such Chinese biotechnology companies, such changes in applicable trade policy may result in us being unable to obtain or use necessary equipment or services, may limit our ability to seek foreign regulatory approvals for our drug candidates, or may cause significant industry-wide supply delays or capacity limitations that could materially disrupt our operations, supply chain, and ability to produce, sell and distribute our drug candidates.

In a recent example of a change in policy that may impact our reliance on foreign third parties, the U.S. government instituted a new set of rules, effective April 8, 2025, that will prohibit or restrict transactions involving certain types and amounts of sensitive data – including, e.g., certain genomic data, human biosamples, personal health data, etc., even when de-identified – between U.S. persons and foreign persons associated with specific countries of concern, including China. These new rules will require U.S. businesses to seek assurances from all foreign parties with which they share sensitive data (under certain types of agreements) that those parties will not further share that data with parties in countries of concern. This change in trade policy may impact our collection of data for non-clinical and clinical trials and sharing of that data and other data with foreign third parties, and may lead to the potential impacts on our operations, supply chain, and ability to produce, sell and distribute our drug candidates mentioned above.

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

Relatedly, the United States has recently enacted and proposed to enact significant new tariffs. President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our access to third party services.

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

Risks Related to Our Ability to Commercialize our Drug Products

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

Risks Related to Our Intellectual Property

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
•
changes to patent laws in the United States or in other countries may limit the ability to obtain, defend or enforce patents, or may apply retroactively to affect the term or scope of patents;
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

If the scope of any patent protection we obtain is not sufficiently broad or the term is not sufficiently long, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical product candidates would be adversely affected.

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, term, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications and those of any current or future licensors may not result in patents being issued which protect our drug candidates or their use or which effectively prevent others from commercializing competitive product candidates.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we own or in-license currently or in the future issues as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged or circumvented by third parties or may be narrowed, invalidated or rendered unenforceable as a result of challenges by third parties. Consequently, we do not know whether our drug candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents or the patents of any current or future licensors by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, term, validity, or enforceability, and our patents or the patents of any current or future licensors may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter partes review, or IPR, or other similar proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope or term of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our drug candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

Moreover, our patents or the patents of any current or future licensors may become subject to post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our claim of priority of invention, scope, validity or patentability with respect to our patents and patent applications and those of any current or future licensors.

For example, in view of the lawsuits disclosed elsewhere in this report including in this “Risk Factors” section under the heading “-We and certain of our directors and executive officers have been, and may in the future be, named as defendants in lawsuits that could result in substantial costs and divert management’s attention,” and in “Part I, Item 3 – Legal Proceedings,” third parties may challenge the validity or enforceability of our in-licensed patents and patent applications. The outcome following legal assertions of invalidity and unenforceability is unpredictable. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar technology and drug products not covered by our issued patents. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our in-licensed patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future drug candidates. Further, these proceedings could have a material adverse effect on our business, results of operations and financial condition.

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

ATH-1105, our small molecule drug candidate currently in development for the potential treatment of ALS, was independently developed by us and is not covered by nor subject to the WSU license agreement.

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

The outcome following legal assertions of invalidity or unenforceability is unpredictable, and prior art could render our patents or any current or future licensors’ patents invalid. There is no assurance that all potentially relevant prior art relating to our patents and patents applications or the patents and patent applications of any current or future licensors has been found. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or the patents and patent applications of any current or future licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. Additionally, a finding that issued claims lack sufficient written description or are not enabled could render our patent or any current or future licensors’ patent invalid. A finding that issued claims are obvious under the standard for obviousness-type double patenting could result in a shortened term for our patent or any current or future licensors’ patent, or render our patent or any current or future licensors’ patent invalid.

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

Pursuant to the Bayh-Dole Act of 1980, or the Bayh-Dole Act, the U.S. government may have certain rights in any invention developed or reduced to practice with government funding. We have in the past, and we may in the future, discovered, developed, acquired, or licensed new intellectual property that has been generated through the use of U.S. government funding or grants in which the U.S. government may have certain rights pursuant to the Bayh-Dole Act. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). Such “march-in” rights would apply to new subject matter arising from the use of such government funding or grants and would not extend to pre-existing subject matter or subject matter arising from funds unrelated to the government funding or grants. If the U.S. government exercises its march-in rights in our intellectual property rights that are generated through the use of U.S. government funding or grants, we could be required to license or sublicense intellectual property discovered or developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. Should any of these events occur, it could significantly harm our business, results of operations and prospects. In addition, the Bayh-Dole Act requires that, in certain circumstances, any products embodying intellectual property generated with the use of U.S. government funds or produced through the use of any such intellectual property be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property, which could adversely affect our ability to successfully develop and commercialize our drug products and have a material adverse effect on our business, financial condition, results of operations, and prospects.

Risks Related to Cybersecurity

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

As discussed in the section of this report titled "Part 1, Item 1.C—Cybersecurity," we have implemented various processes and policies for identifying, assessing, and managing material risks from cybersecurity threats. However, despite the implementation of such safeguards and security measures, our internal computer systems and those of our CROs and other contractors and consultants may nevertheless be vulnerable to damage from computer viruses and unauthorized access. Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public or may otherwise be misused. Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our personal, sensitive, confidential or proprietary information and information technology systems, and those of the third parties upon which we rely. For example, in April 2023, CRO Evotec SE faced a cybersecurity attack that temporarily disrupted its systems and operations. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

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

Risks Related to Ownership of Our Common Stock

If we do not regain compliance with or continue to satisfy the Nasdaq continued listing requirements, our common stock could be delisted from the Nasdaq, which may make it more difficult for investors to sell shares of our common stock and consequently may negatively impact the price of our common stock.

We have in the past and we may in the future fail to comply with the Nasdaq listing rules, including, the minimum $1.00 per share closing bid price requirement, the minimum $50.0 million market value of listed securities requirement, and the minimum $15.0 million market value of publicly held shares requirement. From September 4, 2024 to February 26, 2025, our common stock has had a closing bid price below the minimum $1.00 requirement and the market value of our listed securities has been below the minimum $50 million requirement. We received a deficiency notice from Nasdaq with respect to the closing bid price requirement on October 16, 2024. If our common stock ceases to be listed for trading on the Nasdaq for failure to comply with the minimum $1.00 per share closing bid price requirement, the $50 million market value of listed securities requirement, or for any other reason, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and make it more difficult for investors to buy or sell shares of our common stock. If we are not listed on the Nasdaq, our ability to raise capital will be adversely impacted. Trading in our common stock may also be halted or suspended in the future on the Nasdaq due to market or trading conditions at the discretion of the Nasdaq. Any halt or suspension in the trading in our common stock may negatively impact the market price of our common stock.

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
•
negative press coverage;
•
the status of any litigation and/or government investigations, including the potential commencement of additional litigation or investigations;
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
•
general economic, industry, and market conditions; and
•
the other factors described in this “Part I, Item 1A – Risk Factors” section.

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

As described elsewhere in this report in “Part I, Item 3 – Legal Proceedings,” we and certain of our executive officers and directors were named as defendants in a class action lawsuit that generally alleged that we and certain of our officers and directors violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder and Sections 11, 12, and 15 of the Securities Act by making allegedly false or misleading statements and omitting material adverse facts regarding our business. Certain of our executive officers and directors were also named as defendants in derivative actions, which were based on similar allegations, and generally alleged that defendants breached their fiduciary duties to us, among other things. We were named as a nominal defendant in these derivative proceedings. These complaints sought unspecified compensatory and punitive damages, and reasonable costs and expenses, including attorneys’ fees, and other relief. Although we have insurance, it provides for a substantial retention of liability and is subject to limitations and may not cover a significant portion, or any, of the expenses or liabilities we may incur or be subject to in connection with any class action lawsuit or other litigation to which we become party. Moreover, any conclusion of such matters in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, such litigation would cause our management and board of directors to divert time and attention to the litigation and could adversely impact our reputation and further divert management and our board of directors’ attention and resources from other priorities, including the execution of our operating plan and strategies that are important to our ability to grow our business and advance our drug candidates, any of which could have a material adverse effect on our business. In addition, additional lawsuits may be filed, the conclusion of which in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business.

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

Our directors, executive officers, significant holders of our outstanding common stock and their respective affiliates beneficially own a substantial amount of our outstanding common stock as of December 31, 2024. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

In addition, the organizational restructuring we undertook in September 2024 that significantly reduced our workforce, including the departure of our chief business officer and chief financial officer and our chief operating officer and chief development officer, may negatively impact employee morale for those who are not directly impacted, which may increase employee attrition and hurt future recruiting efforts, hindering our ability to achieve our key priorities. Any failure to achieve the expected benefits from the reduction in workforce could adversely affect our stock price, financial condition and ability to achieve our key priorities, as well as lead to litigation.

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

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have hired, and expect that we will continue to need to hire, additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We continue to evaluate and monitor these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

The rules governing the standards that must be met for management to determine that our internal control over financial reporting is effective are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of our testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.

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

Management

Material risks from cybersecurity threats are assessed and managed by a dedicated team comprised of internal and external IT professionals experienced in cybersecurity threat risk management, who ultimately report to our senior vice president, finance and accounting. Our senior vice president, finance and accounting has extensive operational and leadership experience overseeing accounting and finance functions at various organizations, including oversight of critical accounting and finance IT systems. Our senior IT consultant has over 20 years of experience with IT and cybersecurity risk management, having served in senior executive-level IT positions at multiple Fortune 500 companies and companies within the life sciences industry.

Our team of IT professionals, which continuously monitors our IT environment for cybersecurity threats and incidents, routinely reports on cybersecurity incident prevention, detection, mitigation, and remediation efforts to our senior vice president, finance and accounting and chief compliance officer. Additionally, we have established policies addressing processes for responding to potential cybersecurity incidents, including assessment, communication, and remediation protocols. Our incident response processes further provide for the escalation of cybersecurity incidents to our executive management team and board of directors, as appropriate.

Item 2. Properties.

Our corporate headquarters is located in Bothell, Washington, where we currently lease approximately 19,326 square feet of laboratory and office space, which leases expire in August 2027. We believe these facilities will be adequate for the foreseeable future and that suitable additional or substitute space will be available as and when needed.

Item 3. Legal Proceedings.

From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. The following is a brief description of the more significant legal proceedings in which we have been involved.

Securities Class Actions

Starting in June 2021, putative securities class action lawsuits were filed in the U.S. District Court for the Western District of Washington against us and certain of our current and former members of management and the board of directors. After these lawsuits were consolidated and lead plaintiffs were appointed to represent the putative class, lead plaintiffs filed a consolidated amended complaint on January 7, 2022, which asserted violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 and Sections 11, 12, and 15 of the Securities Act. The consolidated amended complaint alleged that our initial public offering, or IPO, and secondary public offering, or SPO, registration statements and/or other public statements were materially false and misleading because they omitted to state that certain of our former CEO’s published doctoral research papers at Washington State University, or WSU, contained allegedly improperly altered images. Lead plaintiffs sought unspecified compensatory damages, as well as equitable and injunctive relief on behalf of themselves and the purported class. On July 29, 2022, the court issued an order granting in part and denying in part the defendant’s motion to dismiss. The order dismissed the Section 10(b) and Section 20(a) claims arising under the Exchange Act, dismissed the Section 11 claim arising under the Securities Act as to all defendants other than the Company and our former CEO, dismissed the Section 12(a)(2) claim arising under the Securities Act as to the lead plaintiffs, and dismissed the Section 15 claim arising under the Securities Act against all defendants other than our former CEO. On November 4, 2022, we and our former CEO filed our individual answers to the consolidated amended complaint. In mid-November 2022, the parties began conducting fact discovery.

On March 29, 2024, following a mediation and the parties’ agreement in the fourth quarter of 2022 to settle the securities class action for $10 million subject to the court’s approval, the court entered an order preliminarily approving a settlement of the securities class action.

On November 1, 2024, following class notice and a final approval hearing, the court entered a final written judgment and order granting final approval of the settlement and closed the case.

As a result of the foregoing, we recorded a legal settlement expense of $10.0 million in operating expenses in the fourth quarter of 2022. An accrued liability of $10.0 million was recorded on the accompanying condensed consolidated balance sheets as of December 31, 2023. Additionally, we recorded an insurance recovery of $1.6 million in operating expenses in the fourth quarter of 2023 and an insurance recovery receivable of $1.6 million on the accompanying condensed consolidated balance sheets as of December 31, 2023. This insurance recovery represents the amount of the settlement covered by our insurers. We and our insurance providers paid the settlement fee during 2024 and no further liability exists following the court granting final approval of the settlement and closing the case in November 2024.

Shareholder Derivative Actions

Starting in April 2022, shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington against certain current and former members of our board of directors. The derivative complaints alleged that our board of directors breached its fiduciary duties by failing to prevent alleged misstatements in our public filings, failing to discover altered images in certain research papers, and failing to take appropriate action. The derivative complaints asserted claims for violations of Section 14(a) of the Exchange Act as well as claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and waste of corporate assets.

On May 26, 2022, the court issued an order consolidating the derivative cases and staying them until further order of the court. On March 18, 2024, following a mediation and the parties entering into a stipulation of settlement to settle the consolidated derivative action for certain corporate governance reforms and the payment of a fee and expense award to plaintiffs’ counsel, plaintiffs filed an unopposed motion for preliminary approval of a settlement of the derivative action. On July 18, 2024, the court entered an order and judgment granting plaintiffs’ motion for final approval of derivative settlement, finding the settlement to be fair, reasonable, and adequate to the settling parties and our shareholders, and dismissing the derivative action with prejudice.

We paid the fee and expense award related to this shareholder derivative action settlement during the third quarter of 2024.

Government Investigation

In November 2022, we received a Civil Investigative Demand from the Civil Division of the Department of Justice, or the Demand. The Demand sought documents and information relating to our relationship with WSU, certain of our grant applications in 2016 and 2019 with the NIH and our receipt of a NIH grant in 2020. We cooperated with the Department of Justice with respect to the Demand.

In September 2024, we reached an agreement in principle (subject to approvals within the Department of Justice and the Office of Inspector General of the U.S. Department of Health and Humans Service) to settle the Department of Justice’s claims, including alleged violations of the False Claims Act in connection with the NIH grant applications and our receipt of an NIH grant in connection with one of those applications. This agreement also included the same claims alleged in a confidential, sealed qui tam complaint. On December 31, 2024, we entered into a settlement agreement with the Department of Justice, OIG-HHS, and the qui tam lawsuit relator in which we agreed to pay approximately $4.1 million.

We recorded a legal expense of $4.1 million based on developments in the third quarter of 2024 and a corresponding accrued liability on the accompanying consolidated balance sheets as of December 31, 2024. We paid the $4.1 million settlement in January 2025.

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

Holders of Record

As of February 20, 2025, there were approximately 41 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

Athira is actively reviewing options for partnerships or arrangements that will allow it to realize the potential of its drug candidates. Our lead drug candidate is ATH-1105. ATH-1105 is a novel, orally available, brain-penetrant, next-generation small molecule drug candidate designed to positively modulate the neurotrophic HGF system for potential treatment of neurodegenerative diseases, including amyotrophic lateral sclerosis, or ALS, and Alzheimer's disease, or AD, and Parkinson’s disease, or PD. ATH-1105 is currently in development for the potential treatment of ALS. We conducted a first-in-human Phase 1 double-blind, placebo-controlled trial that enrolled 80 healthy volunteers to evaluate single and multiple oral ascending doses of ATH-1105. The study was completed in November 2024 and evaluated the safety and tolerability of ATH-1105 and included measurements of pharmacokinetic outcomes. The results of the Phase 1 trial showed that ATH-1105 demonstrated a favorable safety profile and was well-tolerated in healthy volunteers, supporting continued clinical development.

Our previous lead drug candidate, fosgonimeton, is a small molecule drug candidate designed to positively modulate the neurotrophic HGF system for potential treatment of neurodegenerative diseases. In September 2024, we announced the topline results for LIFT-AD, a randomized, double-blind, placebo-controlled, parallel-group 26-week Phase 2/3 clinical trial with fosgonimeton in mild-to-moderate AD. The primary and key secondary endpoints of the LIFT-AD trial did not reach statistical significance compared with placebo at 26 weeks. Based on these results, we decided to pause further development of fosgonimeton and to shift our focus to the clinical development of ATH-1105.

The following figure illustrates the current development stage of our proprietary drug candidates and early discovery and development programs, of which only ATH-1105 is currently in clinical development, for the potential treatment of ALS. We have also explored the use of our drug candidates in other indications in the CNS and PNS with the goal of improving neuronal health in multiple neurodegenerative diseases. In addition, our drug discovery efforts have focused on designing and testing new early compounds to enhance the neurotrophic HGF system for a variety of clinical applications.

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

To date, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock in our IPO and in a subsequent follow-on public offering, the sale and issuance of convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From inception to December 31, 2024, we have raised aggregate net cash proceeds of approximately $407.4 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes. We have incurred significant operating losses to date. Our net losses were $96.9 million and $117.7 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $406.1 million and cash, cash equivalents and investments of $51.3 million.

We expect to continue to incur operating losses for the foreseeable future as we:

•
continue to advance ATH-1105 and any other drug candidates through preclinical studies and clinical trials;
•
advance our pipeline of drug candidates;
•
continue to invest in our drug development programs;
•
continue manufacturing activities;
•
attract, hire and retain personnel;
•
obtain, maintain, expand and protect our intellectual property portfolio;
•
operate as a public company;
•
maintain our laboratory and office facilities;
•
implement and maintain operational, financial and management information systems; and
•
seek regulatory approval for any drug candidates that successfully complete clinical trials.

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

National Institutes of Health Grant

In December 2020, we accepted a grant from the National Institutes of Health, or NIH, to support our ACT-AD Phase 2 clinical trial for fosgonimeton. Under the terms of the agreement and approval received from the NIH, we were awarded an aggregate of $15.2 million, all of which had been received as of December 31, 2024. Grant income recognized during the year ended December 31, 2023 of $0.2 million represented the remaining balance of the total $15.2 million approved grant amount available at the beginning of that year. During the year ended December 31, 2023, we received cash of $1.4 million in connection with the NIH grant. There was no grant income recognized or cash received in connection with the NIH grant during the year ended December 31, 2024. We will not recognize any additional grant income in connection with the NIH grant in the future.

Recent Developments

Process to Evaluate Strategic Alternatives

Following our receipt of the topline results of LIFT-AD, we made the determination to explore strategic alternatives focused on maximizing stockholder value. As part of that effort, we have paused further development of fosgonimeton and concluded our related open label extension clinical trial while continuing our ongoing development of ATH-1105 and are exploring partnering options.

We have engaged Cantor Fitzgerald & Co. to act as an advisor in exploring potential strategic alternatives that may include, but are not limited to, an acquisition, merger or reverse merger, business combination, equity or debt financing, sale of the Company, sale, exclusive license or other disposition of all or a portion of our assets, a return of capital to stockholders, or other transaction. There can be no assurance that these efforts will result in the pursuit of a transaction or that any transaction, if pursued, will be completed on attractive terms, if at all. We have not set a timetable for completion of this evaluation process and do not intend to disclose further developments unless and until it is determined that further disclosure is appropriate or necessary.

Workforce Reduction

On September 15, 2024, we committed to a workforce reduction that resulted in the termination of approximately 70% of our workforce. We took this step to decrease our costs, extend our cash runway, and create a more streamlined organization to support our strategic priorities, including the continued development of ATH-1105. We substantially completed the Restructuring by December 31, 2024. See Note 13 to our consolidated financial statements included elsewhere in this report for additional information.

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

As of the date of this report, we cannot reasonably determine the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our drug candidates. Drug candidates in later stages of development generally have higher development costs than those in earlier stages. We expect to continue to incur research and development expenses for the foreseeable future as we continue to engage in research and development activities related to developing our drug candidates, our drug candidates advance into later stages of development, we conduct larger clinical trials, we seek regulatory approvals for any drug candidates that successfully complete clinical trials, we expand or advance our drug product pipeline, we maintain, expand, protect and enforce our intellectual property portfolio, and we incur expenses associated with hiring or retaining personnel to support our research and development efforts. We also expect our research and development expenses to decrease in the near term as a result of our decision to pause further development of fosgonimeton and to shift our focus to the clinical development of ATH-1105.

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our drug candidates is highly uncertain. Our research and development expenses may vary significantly based on factors such as:

•
the impact of our strategic alternative review process and the consummation of any resulting strategic transaction or partnership;
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
•
the impact of health epidemics on timelines and clinical operations, which may lead to increased costs; and
•
the extent to which we establish collaborations, licensing or similar arrangements and the performance of any related third parties.

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

We expect to continue to incur general and administrative expenses for the foreseeable future as we maintain our headcount to support our continued research activities and development of our programs. We also anticipate that we will continue to incur expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of any national securities exchange on which our securities are traded, legal, auditing, additional insurance expenses, investor relations activities, and other administrative and professional services. We expect to incur additional costs in connection with our strategic alternative review process and in the event we consummate any strategic transaction or partnership as a result. We also expect these additional general and administrative expenses to be offset, at least in part, in the near term as a result of the Restructuring and related cost savings.

Insurance Recovery Related to Legal Settlement

Insurance recovery related to legal settlement consists of the settlement of the securities class action litigation and the amount covered by our insurers. For more information see Part I, Item 3 “Legal Proceedings—Securities Class Actions".

Grant Income

Grant income consists of income related to the NIH grant and is recognized as qualifying expenses under the grant agreement are incurred. As of December 31, 2024, we had recognized aggregate grant income of $15.2 million in connection with the NIH grant, equal to the total grant amount approved. We will not recognize additional grant income in connection with the NIH grant in the future.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,
			Dollar	%
	2024	2023	Change	Change
	(in thousands)
Operating expenses:
Research and development	$70,682	$93,790	$(23,108)	(25)%
General and administrative	26,093	33,304	(7,211)	(22)
Legal expense	4,127	—	4,127	100
Insurance recovery related to legal settlement	—	(1,628)	1,628	(100)
Total operating expenses	100,902	125,466	(24,564)	(20)
Loss from operations	(100,902)	(125,466)	24,564	(20)
Grant income	—	157	(157)	(100)
Other income, net	3,962	7,637	(3,675)	(48)
Net loss	$(96,940)	$(117,672)	$20,732	(18)

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Year Ended December 31,
			Dollar	%
	2024	2023	Change	Change
	(in thousands)
Direct costs:
Fosgonimeton (ATH-1017)	$41,510	$66,524	$(25,014)	-37%
ATH-1105	8,567	—	8,567	100
ATH-1020	495	704	(209)	(30)
Preclinical programs and other direct costs	1,580	6,619	(5,039)	(76)
Total direct costs	52,152	73,847	(21,695)	(28)
Indirect costs:
Personnel-related costs, including stock- based compensation	16,332	17,955	(1,623)	(9)
Facilities and other costs	2,198	1,988	210	11
Total research and development expenses	$70,682	$93,790	$(23,108)	(24)

Research and development expenses decreased by $23.1 million, from $93.8 million for the year ended December 31, 2023 to $70.7 million for the year ended December 31, 2024. The decrease was driven primarily by decreases in fosgonimeton program costs of $25.0 million, preclinical and other direct costs of $5.0 million, personnel-related expenses of $1.6 million, and ATH-1020 program costs of $0.2 million. The decrease in fosgonimeton program costs of $25.0 million was driven by decreases in contract research organization and clinical site visit costs for our Phase 2/3 LIFT-AD clinical trial and the corresponding open-label extension for our Phase 2 ACT-AD and Phase 2/3 LIFT-AD clinical trials of $16.4 million and a decrease in contract manufacturing costs of $9.8 million, partially offset by an increase in program consulting costs of $1.5 million. These decreases were partially offset by an increase in ATH-1105 program costs of $8.6 million associated with the ATH-1105 Phase 1 clinical trial, which commenced in the second quarter of 2024, and to a lesser extent, an increase in facilities and other indirect costs.

General and Administrative Expenses

General and administrative expenses decreased by $7.2 million, from $33.3 million for the year ended December 31, 2023 to $26.1 million for the year ended December 31, 2024. The decrease was primarily due to a decrease in business development expenses of $2.2 million, a decrease in general corporate expenses of $1.4 million, a decrease in professional services expenses of $0.9 million, and a decrease in personnel-related expenses of $0.6 million. Additionally, legal expenses, excluding expenses recognized in connection with the Department of Justice investigation, decreased by $2.4 million.

Legal Expense

In connection with the Department of Justice investigation, we recorded a legal expense of $4.1 million during the year ended December 31, 2024. For more information, see the section of this report titled "Legal Proceedings—Government Investigation".

Insurance Recovery Related to Legal Settlement

In connection with the settlement of the securities class action litigation, we recorded an insurance recovery of $1.6 million for the year ended December 31, 2023, representing the amount of the settlement covered by our insurers. For more information see the section of this report titled “Legal Proceedings—Securities Class Actions".

Grant Income

Grant income recognized during the year ended December 31, 2023 of $0.2 million represented the remaining balance of the total $15.2 million approved grant amount available at the beginning of the year. There was no grant income recognized during the year ended December 31, 2024.

Other Income, Net

Other income, net, decreased by $3.6 million, from $7.6 million for the year ended December 31, 2023 to $4.0 million for the year ended December 31, 2024 due to lower income from accretion of discounts on debt securities purchased below par value and held to maturity and lower interest income earned on our available-for-sale securities. These decreases resulted from lower balances of available-for-sale securities held during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From our inception through December 31, 2024, we have raised aggregate net cash proceeds of $407.4 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes.

As of December 31, 2024, we had $51.3 million in cash, cash equivalents and investments and have not generated positive cash flows from operations. Since our inception, we have devoted substantially all of our resources to our research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Material Cash and Future Funding Requirements

Our material cash requirements include our operating leases for laboratory and office facilities. As of December 31, 2024, we had lease payment obligations of $1.3 million, with $0.5 million payable within 12 months. For additional information regarding our lease commitments, see Note 7 to our consolidated financial statements included elsewhere in this report. Additionally, we have purchase obligations and open purchase orders that support normal operations and are primarily due in the next 12 months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions. We anticipate that our research and development expenses and our general and administrative expenses will decrease in the near-term as a result of our decision to pause further development of fosgonimeton and to shift our focus to the clinical development of ATH-1105, and our decrease in headcount as a result of the Restructuring.

Based upon our current operating plan, we estimate that our $51.3 million of cash, cash equivalents and investments at December 31, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report. However, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, including to the extent we identify and enter into any potential strategic transaction. We will need to raise substantial additional capital to fund the development of our drug candidates. Until such time as we can generate significant revenue from drug product sales, we expect to finance our operations through the sale of equity securities, debt financings, or other capital, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants. For example, in January 2023, we entered into a sales agreement with Cantor Fitzgerald and BTIG to sell shares of our common stock having aggregate sales proceeds of up to $75.0 million, from time to time, through an ATM equity offering program under which Cantor Fitzgerald and BTIG are acting as sales agents. As of the date of this report, we have not sold any securities pursuant to this ATM offering. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be negatively impacted by potential adverse global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our drug product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

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
•
our ability to establish and maintain collaborations, licensing or other similar arrangements, and the financial terms of any such arrangements, including the timing and amount of any future milestone, royalty or other payments due thereunder;
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
the costs related to legal proceedings;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(97,170)	$(100,753)
Investing activities	54,830	95,089
Financing activities	194	493
Net decrease in cash, cash equivalents and restricted cash	$(42,146)	$(5,171)

Operating Activities

During the year ended December 31, 2024, net cash used in operating activities was $97.2 million. This consisted primarily of a net loss of $96.9 million, partially offset by non-cash charges of $11.7 million and an increase in our net operating assets of $12.0 million. The non-cash charges primarily consisted of stock-based compensation expense, depreciation expense, and amortization of premiums and accretion of discounts on our available-for-sale securities. The increase in our net operating assets was primarily due to a decrease in the accrual for legal settlement expenses related to the securities class action litigation and a net decrease in accounts payable and accrued expenses, partially offset by decreases in prepaid expenses and other current and long-term assets, and the insurance recovery receivable related to the securities class action litigation.

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

Investing Activities

During the year ended December 31, 2024, net cash provided by investing was $54.8 million. This consisted of maturities of available-for-sale securities of $69.0 million, partially offset by purchases of available-for-sale securities of $14.1 million and property and equipment of less than $0.1 million.

During the year ended December 31, 2023, net cash provided by investing was $95.1 million. This consisted of maturities of available-for-sale securities of $123.1 million, partially offset by purchases of available-for-sale securities of $27.7 million and property and equipment of $0.3 million.

Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $0.2 million, consisting of proceeds received from participation in the Company's employee stock purchase plan and exercises of stock options.

During the year ended December 31, 2023, net cash provided by financing activities was $0.5 million, consisting of proceeds received from participation in the Company's employee stock purchase plan and exercises of stock options.

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

We recorded stock-based compensation expense of $11.0 million and $10.6 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was $9.8 million of total unrecognized stock-based compensation expense related to non-vested stock options which we expect to recognize over a remaining weighted-average period of 1.99 years. We expect to continue to grant stock options and other equity-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

As of December 31, 2024, we had $9.5 million of federal NOL carryforwards and $16.5 million of tax credit carryforwards which expire over a period of 7 to 13 years. As of December 31, 2024, we had $196.0 million of such NOLs that do not expire. As of December 31, 2024, we also had state net operating loss carryforwards of $3.9 million, which expire over a period of 17 to 20 years.

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

Item 8. Financial Statements and Supplementary Data.

Athira Pharma, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Athira Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Athira Pharma, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Seattle, Washington

February 27, 2025

Athira Pharma, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$48,438	$90,584
Short-term investments	2,837	56,835
Prepaid expenses and other current assets	3,566	5,682
Insurance recovery receivable related to legal settlement (Note 7)	—	1,628
Total current assets	54,841	154,729
Restricted cash	631	631
Property and equipment, net	2,444	3,388
Operating lease right-of-use asset	808	1,049
Other long-term assets	55	448
Total assets	$58,779	$160,245
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$319	$129
Accrued liabilities	12,402	18,343
Accrued legal settlement (Note 7)	—	10,000
Current operating lease liability	414	368
Total current liabilities	13,135	28,840
Operating lease liability, less current portion	803	1,217
Total liabilities	13,938	30,057
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively; 39,040,945 and 38,172,603 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	450,982	439,739
Accumulated other comprehensive income (loss)	1	(349)
Accumulated deficit	(406,146)	(309,206)
Total stockholders' equity	44,841	130,188
Total liabilities and stockholders' equity	$58,779	$160,245

The accompanying notes are an integral part of these consolidated financial statements.

Athira Pharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$70,682	$93,790
General and administrative	26,093	33,304
Legal expense	4,127	—
Insurance recovery related to legal settlement	—	(1,628)
Total operating expenses	100,902	125,466
Loss from operations	(100,902)	(125,466)
Grant income	—	157
Other income, net	3,962	7,637
Net loss	$(96,940)	$(117,672)
Unrealized gain on available-for-sale securities	350	1,607
Comprehensive loss attributable to common stockholders	$(96,590)	$(116,065)
Net loss per share attributable to common stockholders, basic and diluted	$(2.52)	$(3.09)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	38,480,875	38,020,182

The accompanying notes are an integral part of these consolidated financial statements.

Athira Pharma, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2023	37,877,387	$4	$428,623	$(1,956)	$(191,534)	$235,137
Issuance of common stock upon exercise of common stock options	128,534	—	167	—	—	167
Issuance of common stock under employee stock purchase plan	166,682	—	326	—	—	326
Stock-based compensation	—	—	10,623	—	—	10,623
Unrealized gain on available-for-sale securities	—	—	—	1,607	—	1,607
Net loss	—	—	—	—	(117,672)	(117,672)
Balance as of December 31, 2023	38,172,603	$4	$439,739	$(349)	$(309,206)	$130,188
Issuance of common stock upon exercise of common stock options	75,660	—	12	—	—	12
Issuance of common stock upon vesting of restricted stock units	620,668	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	172,014	—	182	—	—	182
Stock-based compensation	—	—	11,049	—	—	11,049
Unrealized gain on available-for-sale securities	—	—	—	350	—	350
Net loss	—	—	—	—	(96,940)	(96,940)
Balance as of December 31, 2024	39,040,945	$4	$450,982	$1	$(406,146)	$44,841

The accompanying notes are an integral part of these consolidated financial statements.

Athira Pharma, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Operating activities
Net loss	$(96,940)	$(117,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	11,049	10,623
Depreciation expense	970	969
Non-cash lease expense	241	214
Amortization of premiums and accretion of discounts on available-for-sale securities, net	(515)	(1,414)
Loss on disposal of equipment	7	—
Changes in operating assets and liabilities:
Unbilled grant receivable	—	1,227
Prepaid expenses and other current and long-term assets, net	2,509	(113)
Insurance recovery receivable related to legal settlement	1,628	(1,628)
Accounts payable and accrued liabilities	(5,751)	7,367
Accrued legal settlement	(10,000)	—
Operating lease liability	(368)	(326)
Net cash used in operating activities	(97,170)	(100,753)
Investing activities
Purchases of available-for-sale securities	(14,134)	(27,671)
Maturities of available-for-sale securities	68,997	123,064
Purchases of property and equipment	(33)	(304)
Net cash provided by investing activities	54,830	95,089
Financing activities
Proceeds from exercise of common stock options and issuance of common stock under employee stock purchase plan	194	493
Net cash provided by financing activities	194	493
Net decrease in cash, cash equivalents and restricted cash	(42,146)	(5,171)
Cash, cash equivalents and restricted cash, beginning of period	91,215	96,386
Cash, cash equivalents and restricted cash, end of period	$49,069	$91,215

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

Liquidity and Capital Resources

Since the Company’s inception, it has funded its operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From the Company’s inception through December 31, 2024, it has raised aggregate net cash proceeds of $407.4 million primarily from the issuance of its common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes.

As of December 31, 2024, the Company had cash, cash equivalents and investments of $51.3 million. The Company’s net loss for the year ended December 31, 2024 was $96.9 million and cash used in operations for the year ended December 31, 2024 was $97.2 million. Since the Company’s inception, it has devoted substantially all of its resources to its research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Based upon the Company’s current operating plan, it estimates that its $51.3 million of cash, cash equivalents and investments at December 31, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months following the date of the Company’s Annual Report on Form 10-K. Historically, the Company has incurred net losses from continuing operations and negative operating cash flows. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs; therefore, the Company expects it will need to continue to raise additional capital to accomplish its operating plan. The Company has a sales agreement in place with Cantor Fitzgerald & Co., or Cantor Fitzgerald, and BTIG, LLC, or BTIG, for an “at the market” equity offering facility through which it may offer and sell shares of its common stock equaling an aggregate amount up to $75.0 million, subject to applicable limitations on sales pursuant to SEC rules and regulations pertaining to the Company’s Registration Statement on Form S-3. The Company has not sold any securities pursuant to this ATM offering. Should it be determined to be strategically advantageous, the Company could pursue public and private offerings of its equity securities similar to those the Company has previously completed, debt financings, or other strategic transactions, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants.

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

	December 31,
	2024	2023
Cash and cash equivalents	$48,438	$90,584
Restricted cash	631	631
Cash, cash equivalents and restricted cash	$49,069	$91,215

Short-term Investments

The Company generally invests its excess cash in investment grade short- to intermediate-term fixed income securities. Such investments are included in cash and cash equivalents, and short-term investments on the consolidated balance sheets, classified as available-for-sale, and reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss). Amortization and accretion are included in other income, net. Realized gains and losses on the sale of these securities are recognized in other income, net.

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

The Company reviews long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset group may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess of the asset's carrying amount over its fair value. Gains and losses from asset disposals and impairment losses are classified within the consolidated statements of operations and comprehensive loss in accordance with the use of the asset. There were no impairment losses in the years ended December 31, 2024 and 2023 as there have been no events warranting an impairment analysis.

Fair Value Measurements

The carrying amounts of certain financial instruments, including cash, cash equivalents, restricted cash, investments, accounts payable and accrued expenses approximate their fair values due to the short-term nature of those amounts.

Grant Income

In December 2020, the Company accepted a grant from the National Institute on Aging, or the NIA, of the National Institutes of Health, or the NIH, to support its ACT-AD Phase 2 clinical trial for fosgonimeton (then-named ATH-1017), the Company’s lead therapeutic candidate being developed for the treatment of individuals with mild-to-moderate Alzheimer’s disease. The Company recognizes income related to the NIH grant in the accompanying consolidated statements of operations and comprehensive loss as qualifying expenses under the grant agreement are incurred. As of December 31, 2024, the Company has recognized aggregate grant income of $15.2 million in connection with the NIH grant, equal to the total grant amount approved. The Company will not recognize any additional grant income in connection with the NIH grant in the future.

During the year ended December 31, 2023, the Company recognized grant income of $0.2 million, and received cash of $1.4 million, in connection with the NIH grant. There was no grant income recognized or cash received in connection with the NIH grant during the year ended December 31, 2024.

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

Corporate Restructuring

On September 15, 2024, the Company committed to a workforce reduction that resulted in the termination of approximately 70% of the Company’s workforce, or the Restructuring. In connection with the Restructuring, the Company incurred costs of $2.9 million, consisting primarily of cash severance costs and termination benefits, which the Company recognized during the year ended December 31, 2024. The Company substantially completed the Restructuring by December 31, 2024.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses on an interim and annual basis. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for the fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company adopted the guidance in the fiscal year beginning January 1, 2024, including the additional required disclosures in Note 6.

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

The following tables reflect the Company’s financial asset balances measured at fair value on a recurring basis (in thousands):

	December 31, 2024
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$30	$—	$—	$30
U.S. government debt and agency securities	2	$10,297	$2	$—	$10,299
Commercial paper	2	19,394	—	(1)	19,393
Total cash equivalents		$29,721	$2	$(1)	$29,722
Short-term investments:
Commercial paper	2	1,445	—	—	1,445
U.S. government debt and agency securities	2	1,392	—	—	1,392
Total short-term investments		$2,837	$—	$—	$2,837

	December 31, 2023
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$63	$—	$—	$63
Commercial paper	2	59,227	—	(30)	59,197
Total cash equivalents		$59,290	$—	$(30)	$59,260
Short-term investments:
Commercial paper	2	6,431	—	(4)	6,427
U.S. government debt and agency securities	2	50,723	—	(315)	50,408
Total short-term investments		$57,154	$—	$(319)	$56,835

All the commercial paper and U.S. government debt and agency securities designated as short-term investments have an effective maturity date that is equal to or less than one year from the respective balance sheet date.

4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Lab equipment	$705	$688
Office furniture, fixtures, and computer equipment	712	712
Leasehold improvement	4,322	4,322
Property and equipment, at cost	5,739	5,722
Less: accumulated depreciation	(3,295)	(2,334)
Property and equipment, net	$2,444	$3,388

Depreciation expense was $970,000 and $969,000 for the years ended December 31, 2024 and 2023, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Research and development	$3,424	$11,916
Employee compensation and benefits	2,990	4,545
Legal expense	4,127	—
Professional services and other	1,861	1,882
Total accrued liabilities	$12,402	$18,343

6. Segment Reporting

The Company operates as a single operating segment, which is the business of developing and commercializing therapeutics. The Company’s chief operating decision maker, or CODM, its chief executive officer, reviews financial information on an aggregate basis for the purpose of allocating resources and assessing performance. When deciding how to allocate resources, the CODM reviews the financial results of the Company's drug candidate programs. The measure of segment assets is reported on the consolidated balance sheet as total assets.

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Year Ended December 31,
	2024	2023
Research and development expenses:
Fosgonimeton (ATH-1017)	$41,510	$66,524
ATH-1105	8,567	$—
ATH-1020	495	704
Preclinical programs and other costs	3,390	8,219
Personnel-related costs, excluding stock- based compensation	12,289	13,952
Total research and development expenses	66,251	89,399
General and administrative expenses	22,631	24,475
Other segment expenses(a)	12,020	11,592
Total operating expenses	100,902	125,466
Loss from operations	(100,902)	(125,466)
Grant income	—	157
Other income, net	3,962	7,637
Net loss	$(96,940)	$(117,672)

(a)Other segment expenses includes stock-based compensation and depreciation expenses.

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

Securities Class Actions

Starting in June 2021, putative securities class action lawsuits were filed in the U.S. District Court for the Western District of Washington against the Company and certain of its current and former members of management and the board of directors. After these lawsuits were consolidated and lead plaintiffs were appointed to represent the putative class, lead plaintiffs filed a consolidated amended complaint on January 7, 2022, which asserted violations of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 and Sections 11, 12, and 15 of the Securities Act. The consolidated amended complaint alleged that the IPO and SPO registration statements and/or other public statements were materially false and misleading because they omitted to state that certain of the Company's former CEO’s published doctoral research papers at WSU contained allegedly improperly altered images. Lead plaintiffs sought unspecified compensatory damages, as well as equitable and injunctive relief on behalf of themselves and the purported class. On July 29, 2022, the court issued an order granting in part and denying in part the defendants’ motion to dismiss. The order dismissed the Section 10(b) and Section 20(a) claims arising under the Exchange Act, dismissed the Section 11 claim arising under the Securities Act as to all defendants other than the Company and its former CEO, dismissed the Section 12(a)(2) claim arising under the Securities Act as to the lead plaintiffs, and dismissed the Section 15 claim arising under the Securities Act against all defendants other than the Company's former CEO.

On November 4, 2022, the Company and its former CEO filed their individual answers to the consolidated amended complaint. In mid-November 2022, the parties began conducting fact discovery.

On March 29, 2024, following a mediation and the parties’ agreement in the fourth quarter of 2022 to settle the securities class action for $10 million subject to the court’s approval, the court entered an order preliminarily approving a settlement of the securities class action.

On November 1, 2024, following class notice and a final approval hearing, the court entered a final written judgment and order granting final approval of the settlement and closed the case.

As a result of the foregoing, the Company recorded a legal settlement expense of $10.0 million in operating expenses in the fourth quarter of 2022. An accrued liability of $10.0 million was recorded on the accompanying condensed consolidated balance sheets as of December 31, 2023. Additionally, the Company recorded an insurance recovery of $1.6 million in operating expenses in the fourth quarter of 2023 and an insurance recovery receivable of $1.6 million on the accompanying condensed consolidated balance sheets as of December 31, 2023. This insurance recovery represents the amount of the settlement covered by the Company's insurers. The Company and its insurance providers paid the settlement fee during 2024 and no further liability exists following the court granting final approval of the settlement and closing the case in November 2024.

Shareholder Derivative Actions

Starting in April 2022, shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington against certain current and former members of the Company’s board of directors. The derivative complaints alleged that the Company’s board of directors breached its fiduciary duties by failing to prevent alleged misstatements in the Company’s public filings, failing to discover altered images in certain research papers, and failing to take appropriate action. The derivative complaints asserted claims for violations of Section 14(a) of the Exchange Act as well as claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and waste of corporate assets.

On May 26, 2022, the court issued an order consolidating the derivative cases and staying them until further order of the court. On March 18, 2024, following a mediation and the parties entering into a stipulation of settlement to settle the consolidated derivative action for certain corporate governance reforms and the payment of a fee and expense award to plaintiffs’ counsel, plaintiffs filed an unopposed motion for preliminary approval of a settlement of the derivative action. On July 18, 2024, the court entered an order and judgment granting plaintiffs’ motion for final approval of derivative settlement, finding the settlement to be fair, reasonable, and adequate to the settling parties and the Company’s shareholders, and dismissing the derivative action with prejudice.

The Company paid the fee and expense award related to this shareholder derivative action settlement during the third quarter of 2024.

Government Investigation

In November 2022, the Company received a Civil Investigative Demand from the Civil Division of the Department of Justice, or the Demand. The Demand sought documents and information relating to the Company’s relationship with WSU, certain of its grant applications in 2016 and 2019 with the NIH, and the Company’s receipt of an NIH grant in 2020. The Company cooperated with the Department of Justice with respect to the Demand.

In September 2024, the Company reached an agreement in principle (subject to approvals within the Department of Justice and the Office of Inspector General of the U.S. Department of Health and Humans Service) to settle the Department of Justice’s claims, including alleged violations of the False Claims Act in connection with the NIH grant applications and the Company’s receipt of an NIH grant in connection with one of those applications. This agreement also included the same claims alleged in a confidential, sealed qui tam complaint. On December 31, 2024, the Company entered into a settlement agreement with the Department of Justice, OIG-HHS, and the qui tam lawsuit relator in which the Company agreed to pay approximately $4.1 million.

The Company recorded a legal expense of $4.1 million based on developments in the third quarter of 2024 and a corresponding accrued liability on the accompanying consolidated balance sheets as of December 31, 2024. The Company paid the $4.1 million settlement in January 2025.

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

Operating Leases

The Company has operating leases for laboratory and office facilities in Bothell, Washington that expire in August 2027. The initial terms of the leases range from 6.3 to 7 years and the Company has options to extend the leases for an additional five years that it is not reasonably certain to exercise. As of December 31, 2024, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

December 31, 2024
2025	494
2026	509
Thereafter	346
Total undiscounted lease payments	1,349
Present value adjustment for minimum lease commitments	(132)
Net lease liability	$1,217

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

December 31, 2024
Weighted average remaining lease term (years)	2.7
Weighted average discount rate	8.1%

Operating lease expense was $353,000 and $353,000 for the years ended December 31, 2024 and 2023, respectively. Separately, variable lease expense was $149,000 and $186,000 for operating leases during the years ended December 31, 2024 and 2023, respectively.

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

The Company has reserved the following shares of common stock for future issuance, on an as-converted basis, as follows:

	December 31,
	2024	2023
Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	10,234,971	7,130,956
Shares available for future grant under the 2020 Equity Incentive Plan	1,666,381	3,158,094
Shares available for future grant under the Employee Stock Purchase Plan	1,338,444	1,128,732
Shares available for future grant under the 2024 Inducement Equity Incentive Plan	350,000	—
Total	13,589,796	11,417,782

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

Effective January 1, 2025, the Company’s 2020 Plan and ESPP reserves increased by 1,952,047 shares and 390,409 shares, respectively.

9. Stock-based Compensation

Stock‑based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$4,043	$4,003
General and administrative	7,006	6,620
Total stock-based compensation expense	$11,049	$10,623

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

The fair value of each stock option was estimated using the Black‑Scholes option‑pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.13%	3.54%
Expected volatility	97.21%	99.18%
Expected term (in years)	5.88	5.84
Expected dividend yield	—	—

The grant date fair value of restricted stock units is based upon the fair market value of the Company’s common stock based on its closing price as reported on the date of grant on the Nasdaq Global Select Market.

The fair value of options granted during the years ended December 31, 2024 and 2023 was $10.6 million and $9.8 million, respectively. The fair value of restricted stock units granted during the year ended December 31, 2024 and 2023 was $0.4 million and $0.5 million, respectively.

Stock Option Activity

Changes in shares available for grant under the 2020 Plan and the 2024 Inducement Plan during the year ended December 31, 2024 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2023	3,158,094
2020 Plan reserve increase on January 1, 2024	1,908,630
Shares reserved upon adoption of the 2024 Inducement Plan	750,000
Options and restricted stock units granted	(5,986,613)
Options and restricted stock units forfeited, cancelled, or expired	2,186,270
Shares available for grant at December 31, 2024	2,016,381

A summary of stock option activity under the 2020 Plan and the 2024 Inducement Plan for the year ended December 31, 2024 was as follows:

	Shares	Weighted- Average Exercise price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	6,820,869	$7.97	8.24	$387
Granted	5,052,871	2.64
Exercised	(75,660)	0.16
Forfeited/expired	(2,185,770)	4.21
Balance at December 31, 2024	9,612,310	$6.08	8.08	$130
Expected to vest	4,055,037	$3.79	8.82	$87
Options exercisable	5,557,273	$7.75	7.53	$43

The total fair value of options granted that vested during the years ended December 31, 2024 and 2023 was $11.0 million and $9.8 million, respectively.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock underlying all options that were in-the-money at December 31, 2024. The aggregate intrinsic value of options exercised was $0.2 million and $0.2 million during the year ended December 31, 2024 and 2023, respectively, determined as of the date of option exercise. As of December 31, 2024, there was $9.8 million of total unrecognized compensation cost related to non-vested stock options. The Company expects to recognize this cost over a remaining weighted-average period of 1.99 years. The Company utilizes newly issued shares to satisfy option exercises.

Stock options outstanding and exercisable under the 2020 Plan and the 2024 Inducement Plan consisted of the following at December 31, 2024:

Exercise Price ($)	Options Outstanding	Options Exercisable
0.43 to 0.71	964,067	310,581
1.04 to 4.22	5,771,807	2,834,921
8.93 to 19.94	2,528,788	2,136,223
20.55 to 29.41	347,648	275,548
Total	9,612,310	5,557,273

Restricted Stock Unit Activity

A summary of restricted stock unit, or RSU, activity for the year ended December 31, 2024 is as follows:

	Share Equivalent	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2023	310,087	$11.44
Granted	933,742	0.46
Cancelled	(500)	2.51
Vested	(620,668)	5.94
Non-vested at December 31, 2024	622,661	$0.46

As of December 31, 2024, there was $0.2 million of total unrecognized compensation cost related to non-vested RSUs. The Company expects to recognize this cost over a remaining weighted-average period of 0.77 years.

Employee Stock Purchase Plan

Under the ESPP, eligible employees can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. The ESPP provides for offering periods of six months in duration with one purchase period per offering period beginning May 18 and November 18 of each year. Participants in an offering period will be granted the right to purchase shares of our common stock at a price per share that is 85% of the lesser of the fair market value of the shares at (1) the first day of the offering period or (2) the end of each purchase period within the offering period. A maximum of 10,000 shares of common stock may be purchased by each participant at the purchase date during the offering period. The fair market value of the ESPP options granted is determined using the Black-Scholes model and is amortized on a straight-line basis. Stock-based compensation expense recognized during the years ended December 31, 2024 and 2023 associated with the ESPP was $0.1 million and $0.1 million, respectively. During the year ended December 31, 2024, the Company issued 172,014 shares of common stock to employees under the ESPP.

10. Income Taxes

Components of Income and Income Tax

The Company did not record a provision (benefit) for income taxes for the years ended December 31, 2024 and 2023. Net loss is attributable to the following tax jurisdictions (in thousands):

	Year Ended December 31,
	2024	2023
United States	$(96,910)	$(117,440)
Foreign	(30)	(232)
Net Loss	$(96,940)	$(117,672)

The provision for income taxes differs from the amount expected by applying the federal statutory rates to the net loss before taxes as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State taxes	—	—
Stock-based compensation	(1.8)	(1.1)
Non-deductible expenses and others	(0.9)	(0.1)
Tax credits	3.1	4.2
Change in valuation allowance	(21.4)	(24.0)
Effective income tax rate	—%	—%

Deferred Tax Assets and Liabilities

The components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$43,414	$31,342
Research and development tax credit carryforwards	12,362	9,327
Accrued liabilities	538	2,828
Stock-based compensation	2,867	2,564
Operating lease liability	256	333
Other	258	180
Capitalized research and development	32,540	25,182
Total deferred tax assets	92,235	71,756
Deferred tax liabilities:
Right of use asset	(170)	(221)
Prepaid expenses and other	(82)	(75)
Investments	(34)	(214)
Total deferred tax liabilities	(286)	(510)
Less valuation allowance	(91,949)	(71,246)
Net deferred tax assets	$—	$—

Deferred income taxes reflect temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes, and operating losses and tax credit carryforwards. The Company considers a number of factors concerning the realizability of its net deferred tax assets, including its history of operating losses, the nature of the deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible, all of which require significant judgment. As of December 31, 2024, the Company has recorded a full valuation allowance on its net deferred tax assets as the Company has concluded that it is not more likely than not that such losses or credits will be utilized. The valuation allowance increased by $20.7 million and $28.3 million during 2024 and 2023, respectively.

At December 31, 2024, the Company has federal net operating loss and tax credit carryforwards of $9.5 million and $16.5 million, respectively, which expire over a period of 7 to 13 years. Net operating loss carryforwards of $196.0 million were generated after 2017, and therefore do not expire. As of December 31, 2024, the Company also had state net operating loss carryforwards of $3.9 million, which expire over a period of 17 to 20 years.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for uncertain tax positions were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$3,109	$1,406
Additions for tax positions taken in prior years	—	182
Additions for tax positions taken in the current year	1,012	1,521
Ending balance	$4,121	$3,109

If the unrecognized tax benefits for uncertain tax positions as of December 31, 2024 are recognized, there will be no impact to the effective tax rate due to the valuation allowance. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated financial statements. At December 31, 2024, there were no material interest and penalties on uncertain tax benefits. The Company does not anticipate any significant changes to its unrecognized tax benefits in the next 12 months.

11. Employee Benefit Plans

The Company has a 401(k) Plan for all of its employees. The 401(k) Plan allows eligible employees to defer, at the employee’s discretion, up to 100% of their pretax compensation up to the Internal Revenue Service annual limit. The Company made matching contributions of $0.5 million and $0.5 million during the years ended December 31, 2024 and 2023, respectively.

12. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2024	2023
Stock options to purchase common stock	9,612,310	6,820,869
Non-vested Restricted Stock Units	622,661	310,087
Employee stock purchase plan	8,507	3,495
Total	10,243,478	7,134,451

13. Corporate Restructuring

The Company currently estimates that it will incur costs of approximately $2.9 million for termination benefits relating to the Restructuring, substantially all of which the Company recognized during the year ended December 31, 2024.

The Company expensed the following costs associated with the termination benefit payments resulting from the Restructuring (in thousands):

Year Ended
December 31, 2024
Research and development expense	1,495
General and administrative expense	1,392
Total severance expense	2,887

As of December 31, 2024, the accrued liability balance associated with the Restructuring is $0.4 million and is included in the accrued expenses line of the accompanying consolidated balance sheet. Cash paid during the year ended December 31, 2024 associated with the termination benefits was $2.5 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our chief executive officer and our principal financial and accounting officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our chief executive officer and principal financial and accounting officer have concluded that as of such date, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

We have an Insider Trading Policy that governs the purchase, sale, and other dispositions of our securities by our directors, officers and employees, and the Company itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of Nasdaq. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

The remaining information required by this Item 10 of Form 10-K will be included in our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 in connection with the solicitation of proxies for our 2025 Annual Meeting of Stockholders, or 2025 Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Form 10-K, including with respect to our equity compensation plans, will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

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

(3)
Exhibits

The exhibits listed in the following Index to Exhibits are filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K.

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-39503	3.1	November 12, 2020

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated May 23, 2024	8-K	001-39503	3.1	May 29, 2024

3.3	Amended and Restated Bylaws of the Company	8-K	001-39503	3.1	November 18, 2022

4.1	Specimen Common Stock Certificate of the Registrant	S-1/A	333-248428	4.1	September 14, 2020

4.2	Description of Capital Stock

10.1**	Form of Director and Executive Officer Indemnification Agreement	S-1	333-248428	10.1	August 26, 2020

10.2**	2014 Equity Incentive Plan, as amended	S-1/A	333-248428	10.2	September 9, 2020

10.3**	2020 Equity Incentive Plan	S-1/A	333-248428	10.5	September 9, 2020

10.4**	Form of Stock Option Agreement under the 2020 Equity Incentive Plan	S-1/A	333-248428	10.6	September 9, 2020

10.5**	Form of Restricted Stock Award Agreement under the 2020 Equity Incentive Plan	S-1/A	333-248428	10.7	September 9, 2020

10.6**	Form of RSU Agreement under the 2020 Equity Incentive Plan	S-1/A	333-248428	10.8	September 9, 2020

10.7**	2020 Employee Stock Purchase Plan, as amended and Form of Subscription Agreement Thereunder	10-K	001-39503	10.8	March 23, 2023

10.8	Lease agreement, dated July 20, 2020, by and between the Registrant and North Creek Parkway Center Investors, LP	S-1/A	333-248428	10.11	September 9, 2020

10.9**	Outside Director Compensation Policy, as amended	10-K	001-39503	10.10	March 23, 2023

10.10**	Executive Incentive Compensation Plan	S-1/A	333-248428	10.13	September 9, 2020

10.11**	Confirmatory Employment Letter between the Registrant and Mark Litton, Ph.D.	S-1/A	333-248428	10.15	September 9, 2020

10.12**	Confirmatory Employment Letter between the Registrant and Kevin Church, Ph.D.	S-1/A	333-248428	10.16	September 9, 2020

10.13**	Amended and Restated Change in Control and Severance Agreement between the Registrant and Mark Litton, Ph.D.	8-K	001-39503	10.1	January 31, 2022

10.14**	Employment Offer Letter between the Registrant and Mark Worthington	10-Q	001-39503	10.3	August 16, 2021

10.15**	Change in Control and Severance Agreement between the Registrant and Mark Worthington	10-Q	001-39503	10.4	August 16, 2021

10.16	First Amendment to Lease by and between the Registrant and Nitrogen Propco 2020, L.P., as successor-in-interest to North Creek Parkway Center Investors, L.P., dated June 28, 2021	10-Q	001-39503	10.5	August 16, 2021

10.17**	Change in Control and Severance Agreement between the Registrant and Kevin Church	10-K	001-39503	10.28	March 28, 2022

10.18	Controlled Equity Offering Sales AgreementSM, dated January 6, 2023, among the Registrant, Cantor Fitzgerald & Co. and BTIG, LLC	8-K	001-39503	10.1	January 6, 2023

10.19**	2024 Inducement Equity Incentive Plan and related form agreements	8-K	001-39503	10.1	February 22, 2024

10.20**	Employment Offer Letter between the Registrant and Javier San Martin	10-Q/A	001-39503	10.1	August 9, 2024

10.21**	Change in Control and Severance Agreement between the Registrant and Javier San Martin	10-Q/A	001-39503	10.2	August 9, 2024

10.22**	Employment Offer Letter between the Company and Robert Renninger	8-K	001-39503	10.1	September 17, 2024

10.23**	Change in Control Agreement between the Company and Robert Renninger	8-K	001-39503	10.2	September 17, 2024

10.24**	Employment Offer Letter between the Registrant and Andrew Gengos	8-K	001-39503	10.1	May 22, 2023

10.25**	Change in Control and Severance Agreement between the Registrant and Andrew Gengos	8-K	001-39503	10.2	May 22, 2023

10.26**	Separation Agreement and Release between Andrew Gengos and Athira Pharma, Inc. dated October 3, 2024	8-K	001-39503	10.1	October 7, 2024

10.27**	Employment Offer Letter between the Registrant and Rachel Lenington	10-Q	001-39503	10.1	August 16, 2021

10.28**	Change in Control and Severance Agreement between the Registrant and Rachel Lenington	10-Q	001-39503	10.2	August 16, 2021

10.29**	Separation Agreement and Release between Rachel Lenington and Athira Pharma, Inc. dated October 1, 2024	8-K	001-39503	10.2	October 7, 2024

19	Insider Trading Policy, as amended

21.1	List of Subsidiaries of the Registrant	S-1/A	333-24828	21.1	September 9, 2020

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in signature pages hereto)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Athira Pharma, Inc.

Date: February 27, 2025	By:	/s/ Mark Litton
Mark Litton
President and Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Litton and Robert Renninger, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Litton	President, Chief Executive Officer and Director	February 27, 2025
Mark Litton	(Principal Executive Officer)

/s/ Robert Renninger	Senior Vice President, Finance and Accounting	February 27, 2025
Robert Renninger	(Principal Financial and Accounting Officer)

/s/ Kelly A. Romano	Chairwoman of the Board of Directors	February 27, 2025
Kelly A. Romano

/s/ Joseph Edelman	Director	February 27, 2025
Joseph Edelman

/s/ John M. Fluke, Jr.	Director	February 27, 2025
John M. Fluke, Jr.

/s/ James A. Johnson	Director	February 27, 2025
James A. Johnson

/s/ Barbara Kosacz	Director	February 27, 2025
Barbara Kosacz

/s/ Michael Panzara	Director	February 27, 2025
Michael Panzara

/s/ Grant Pickering	Director	February 27, 2025
Grant Pickering