Form 10-Q
period 2025-03-31
Athira Pharma, Inc.
filed 2025-05-09
CIK 1620463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
(The Nasdaq Capital Market)

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

As of May 6, 2025, there were 39,042,445 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Athira Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,422	$48,438
Short-term investments	10,248	2,837
Prepaid expenses and other current assets	3,183	3,566
Total current assets	39,853	54,841
Restricted cash	631	631
Property and equipment, net	2,201	2,444
Operating lease right-of-use asset	743	808
Other long-term assets	85	55
Total assets	$43,513	$58,779
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$867	$319
Accrued liabilities	4,199	12,402
Current operating lease liability	426	414
Total current liabilities	5,492	13,135
Operating lease liability, less current portion	691	803
Total liabilities	6,183	13,938
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; 39,042,445 and 39,040,945 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	452,619	450,982
Accumulated other comprehensive (loss) income	(4)	1
Accumulated deficit	(415,289)	(406,146)
Total stockholders' equity	37,330	44,841
Total liabilities and stockholders' equity	$43,513	$58,779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$4,302	$21,236
General and administrative	5,234	6,451
Total operating expenses	9,536	27,687
Loss from operations	(9,536)	(27,687)
Other income, net	393	1,350
Net loss	$(9,143)	$(26,337)
Unrealized (loss) gain on available-for-sale securities	(5)	212
Comprehensive loss attributable to common stockholders	$(9,148)	$(26,125)
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.69)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	39,042,445	38,321,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(in thousands, except share amounts)

(unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2024	38,172,603	$4	$439,739	$(349)	$(309,206)	$130,188
Issuance of common stock upon vesting of restricted stock units	154,049	—	—	—	—	—
Stock-based compensation	—	—	2,679	—	—	2,679
Unrealized gain on available-for-sale securities	—	—	—	212	—	212
Net loss	—	—	—	—	(26,337)	(26,337)
Balance as of March 31, 2024	38,326,652	$4	$442,418	$(137)	$(335,543)	$106,742

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2025	39,040,945	$4	$450,982	$1	$(406,146)	$44,841
Issuance of common stock upon vesting of restricted stock units	1,500	—	—	—	—	—
Stock-based compensation	—	—	1,637	—	—	1,637
Unrealized loss on available-for-sale securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(9,143)	(9,143)
Balance as of March 31, 2025	39,042,445	$4	$452,619	$(4)	$(415,289)	$37,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(9,143)	$(26,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,637	2,679
Depreciation expense	243	242
Non-cash lease expense	65	57
Amortization of premiums and accretion of discounts on available-for-sale securities, net	(65)	(266)
Loss on disposal of equipment	—	7
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets, net	353	1,155
Accounts payable and accrued liabilities	(7,655)	(3,254)
Operating lease liability	(100)	(87)
Net cash used in operating activities	(14,665)	(25,804)
Investing activities
Purchases of available-for-sale securities	(10,201)	(5,911)
Maturities of available-for-sale securities	2,850	18,957
Purchases of property and equipment	—	(5)
Net cash (used in) provided by investing activities	(7,351)	13,041
Financing activities
Net cash provided by financing activities	—	—
Net decrease in cash, cash equivalents and restricted cash	(22,016)	(12,763)
Cash, cash equivalents and restricted cash, beginning of period	49,069	91,215
Cash, cash equivalents and restricted cash, end of period	$27,053	$78,452

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

Liquidity and Capital Resources

Since the Company’s inception, it has funded its operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From the Company’s inception through March 31, 2025, it has raised aggregate net cash proceeds of $407.4 million primarily from the issuance of its common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes.

As of March 31, 2025, the Company had cash, cash equivalents and investments of $36.7 million. The Company’s net loss for the three months ended March 31, 2025 was $9.1 million and cash used in operations for the three months ended March 31, 2024 was $14.7 million. Since the Company’s inception, it has devoted substantially all of its resources to its research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Based upon the Company’s current operating plan, it estimates that its $36.7 million of cash, cash equivalents and investments at March 31, 2025 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months. Historically, the Company has incurred net losses from continuing operations and negative operating cash flows. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs; therefore, the Company expects it will need to continue to raise additional capital to accomplish its operating plan. The Company has a sales agreement in place with Cantor Fitzgerald & Co., or Cantor Fitzgerald, and BTIG, LLC, or BTIG, for an “at the market” equity offering facility through which it may offer and sell shares of its common stock equaling an aggregate amount up to $75.0 million, subject to applicable limitations on sales pursuant to SEC rules and regulations pertaining to the Company’s Registration Statement on Form S-3. The Company has not sold any securities pursuant to this ATM offering. Should it be determined to be strategically advantageous, the Company could pursue public and private offerings of its equity securities similar to those the Company has previously completed, debt financings, or other strategic transactions, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2025, and condensed consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the three months ended March 31, 2025 and 2024, are unaudited. The balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2024. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of

March 31, 2025, and the unaudited condensed consolidated results of its operations and its cash flows for the three months ended March 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are also unaudited. The unaudited condensed consolidated results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2025.

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

	March 31,
	2025	2024
Cash and cash equivalents	$26,422	$77,821
Restricted cash	631	631
Cash, cash equivalents and restricted cash	$27,053	$78,452

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

Stock-based Compensation

The Company measures compensation expense for all stock-based payments to employees, officers and directors based on the estimated fair value of the award at the grant date. For stock options, the Company estimates the grant date fair value of each option award using the Black-Scholes option-pricing model. The grant date fair value of restricted stock units is based upon the fair market value of the Company’s common stock based on its closing price as reported on the date of grant on the Nasdaq Global Select Market or the Nasdaq Capital Market, as applicable. Compensation expense is recognized over the requisite service period on a straight-line basis. Forfeitures are recognized as they occur.

The Company records compensation expense for stock option and restricted stock unit grants subject to time-based vesting over the remaining implicit service period. The Company records compensation expense for restricted stock unit grants subject to performance-based milestone vesting over the remaining implicit service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the relative satisfaction of the performance conditions as of the reporting date.

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

As of December 31, 2024, the accrued liability balance associated with the Restructuring was $0.4 million and was included in the accrued expenses line of the accompanying consolidated balance sheet. Cash paid during the year ended December 31, 2024 associated with the termination benefits was $2.5 million. The remaining $0.4 million accrued as of December 31, 2024 was settled during the three months ended March 31, 2025.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied on a prospective basis. The Company adopted the guidance in the fiscal year beginning January 1, 2025. The Company does not expect adoption of this guidance will have a material impact on its annual consolidated financial statements and disclosures.

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

The following tables reflect the Company’s financial asset balances measured at fair value on a recurring basis (in thousands):

	March 31, 2025
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$13	$—	$—	$13
U.S. government debt and agency securities	2	4,037	—	—	4,037
Commercial paper	2	16,639	—	(3)	16,636
Total cash equivalents		$20,689	$—	$(3)	$20,686
Short-term investments:
Commercial paper	2	3,922	—	(1)	3,921
U.S. government debt and agency securities	2	6,327	—	—	6,327
Total short-term investments		$10,249	$—	$(1)	$10,248

	December 31, 2024
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$30	$—	$—	$30
U.S. government debt and agency securities	2	10,297	2	—	10,299
Commercial paper	2	19,394	—	(1)	19,393
Total cash equivalents		$29,721	$2	$(1)	$29,722
Short-term investments:
Commercial paper	2	1,445	—	—	1,445
U.S. government debt and agency securities	2	1,392	—	—	1,392
Total short-term investments		$2,837	$—	$—	$2,837

All the commercial paper, U.S. government debt and agency securities, U.S. treasury bills, and corporate bonds designated as short-term investments have an effective maturity date that is equal to or less than one year from the respective balance sheet date.

As of March 31, 2025, the Company does not intend to sell any securities in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell such securities prior to the recovery of the amortized cost basis. Based on the Company's assessment, the Company concluded all impairments as of March 31, 2025 to be due to factors other than credit loss, such as changes in interest rates. A credit loss allowance was not recognized and the unrealized losses for available-for-sale securities were recorded in other comprehensive loss.

4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Lab equipment	$705	$705
Office furniture, fixtures, and computer equipment	712	712
Leasehold improvement	4,322	4,322
Property and equipment, at cost	5,739	5,739
Less: accumulated depreciation	(3,538)	(3,295)
Property and equipment, net	$2,201	$2,444

Depreciation expense was $243,000 and $242,000 for the three months ended March 31, 2025 and 2024, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Research and development	$2,505	$3,424
Employee compensation and benefits	867	2,990
Legal expense	—	4,127
Professional services and other	827	1,861
Total accrued liabilities	$4,199	$12,402

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expenses:
Fosgonimeton (ATH-1017)	$1,307	$14,263
ATH-1105	924	$—
ATH-1020	5	82
Preclinical programs and other costs	403	2,184
Personnel-related costs, excluding stock- based compensation	998	3,624
Total research and development expenses	3,637	20,153
General and administrative expenses	4,019	4,613
Other segment expenses(a)	1,880	2,921
Total operating expenses	9,536	27,687
Loss from operations	(9,536)	(27,687)
Other income, net	393	1,350
Net loss	$(9,143)	$(26,337)

(a)Other segment expenses includes stock-based compensation and depreciation expenses.

7. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may be subject to various legal proceedings or claims that arise in the ordinary course of business. The Company accrues a liability when the Company's management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. There were no material litigation-related accruals recorded during the three months ended March 31, 2025.

Operating Leases

The Company has operating leases for laboratory and office facilities in Bothell, Washington that expire in August 2027. The initial terms of the leases range from 6.3 to 7 years and the Company has options to extend the leases for an additional five years that it is not reasonably certain to exercise. As of March 31, 2025, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

March 31, 2025
Remaining 2025	372
2026	509
2027	346
Total undiscounted lease payments	1,227
Present value adjustment for minimum lease commitments	(109)
Net lease liability	$1,118

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

March 31, 2025
Weighted average remaining lease term (years)	2.4
Weighted average discount rate	8.1%

Operating lease expense was $88,000 and $88,000 for the three months ended March 31, 2025 and 2024, respectively. Separately, variable lease expense was $45,000 and $26,000 for operating leases during the three months ended March 31, 2025 and 2024, respectively.

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

The Company has reserved the following shares of common stock for future issuance, on an as-converted basis, as follows:

	March 31,	December 31,
	2025	2024
Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	10,332,653	10,234,971
Shares available for future grant under the 2020 Equity Incentive Plan	3,519,246	1,666,381
Shares available for future grant under the Employee Stock Purchase Plan	1,728,853	1,338,444
Shares available for future grant under the 2024 Inducement Equity Incentive Plan	350,000	350,000
Total	15,930,752	13,589,796

The Company’s 2020 Equity Incentive Plan, or the 2020 Plan, provides for annual increases in the number of shares that may be issued under the 2020 Plan on January 1, 2021 and each subsequent January 1 thereafter by a number of shares equal to the least of (1) 3,230,000 shares, (2) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (3) an amount determined by the Company’s board of directors.

The Company’s 2020 Employee Stock Purchase Plan, or the ESPP, provides for annual increases in the number of shares that may be issued under the ESPP on January 1, 2021 and each subsequent January 1 thereafter by a number of shares equal to the least of (1) 646,000 shares, (2) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (3) an amount determined by the Company’s board of directors.

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

Effective January 1, 2025, the Company’s 2020 Plan and ESPP reserves increased by 1,952,047 shares and 390,409 shares, respectively.

9. Stock-based Compensation

Stock‑based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$568	$986
General and administrative	1,069	1,693
Total stock-based compensation expense	$1,637	$2,679

Valuation Assumptions

The fair value of stock options was determined using the Black-Scholes option-pricing model and the assumptions below. Each of these inputs is subjective and generally required significant judgment.

•
Fair Value of Common Stock—The fair value of each share of common stock is based on the closing price of the Company’s common stock on the date of grant, or other relevant determination date, as reported on The Nasdaq Global Select Market or the Nasdaq Capital Market, as applicable.
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

The fair value of each stock option was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	3.98%	4.21%
Expected volatility	100.45%	96.56%
Expected term (in years)	6.03	6.01
Expected dividend yield	—	—

The grant date fair value of restricted stock units is based upon the fair market value of the Company’s common stock based on its closing price as reported on the date of grant on the Nasdaq Global Select Market or the Nasdaq Capital Market, as applicable.

The fair value of options granted during the three months ended March 31, 2025 and 2024 was $0.3 million and $9.1 million, respectively. The fair value of restricted stock units granted during the three months ended March 31, 2025 was $0.2 million. There were no restricted stock units granted during the three months ended March 31, 2024.

Stock Option Activity

Changes in shares available for grant under the 2020 Plan and the 2024 Inducement Plan during the three months ended March 31, 2025 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2024	2,016,381
2020 Plan reserve increase on January 1, 2025	1,952,047
Options and restricted stock units granted	(1,719,134)
Options and restricted stock units forfeited, cancelled, or expired	1,619,952
Shares available for grant at March 31, 2025	3,869,246

A summary of stock option activity under the 2020 Plan and the 2024 Inducement Plan for the three months ended March 31, 2025 is as follows:

	Shares	Weighted- Average Exercise price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	9,612,310	$6.08	8.08	$130
Granted	1,117,665	0.38
Exercised	—	—
Forfeited/expired	(1,598,802)	5.32
Balance at March 31, 2025	9,131,173	$5.52	8.08	$—
Expected to vest	4,448,642	$2.56	9.01	$—
Options exercisable	4,682,531	$8.33	7.19	$—

The total fair value of options granted that vested during the three months ended March 31, 2025 and 2024 was $2.4 million and $2.8 million, respectively.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock underlying all options that were in-the-money at March 31, 2025. There were no options exercised during the three months ended March 31, 2025 and 2024. As of March 31, 2025, there was $7.7 million of total unrecognized compensation cost related to non-vested stock options. The Company expects to recognize this cost over a remaining weighted-average period of 1.99 years. The Company utilizes newly issued shares to satisfy option exercises.

Stock options outstanding and exercisable under the 2020 Plan and the 2024 Inducement Plan consisted of the following at March 31, 2025:

Exercise Price ($)	Options Outstanding	Options Exercisable
0.38 to 0.71	2,032,757	310,581
1.04 to 4.22	4,617,372	2,160,627
8.93 to 19.94	2,138,521	1,868,800
20.55 to 29.41	342,523	342,523
Total	9,131,173	4,682,531

Restricted Stock Unit Activity

A summary of restricted stock unit, or RSU, activity under the 2020 Plan for the three months ended March 31, 2025 is as follows:

	Share Equivalent	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2024	622,661	$0.46
Granted	601,469	0.38
Cancelled	(21,150)	0.45
Vested	(1,500)	2.51
Non-vested at March 31, 2025	1,201,480	$0.41

As of March 31, 2025, there was $0.3 million of total unrecognized compensation cost related to non-vested RSUs. The Company expects to recognize this cost over a remaining weighted-average period of 0.79 years.

10. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Stock options to purchase common stock	9,131,173	10,209,007
Non-vested Restricted Stock Units	1,201,480	156,038
Employee stock purchase plan	47,173	9,252
Total	10,379,826	10,374,297

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this report and with our audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on February 27, 2025.

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
•
the outcome of legal proceedings which may in the future be instituted against us and certain of our directors and officers;
•
the actions by activist stockholders, which have in the past been, and may in the future be, disruptive and could cause uncertainty about the strategic direction of our business;
•
our plans and ability to regain compliance with the Nasdaq listing rules, including through a potential reverse stock split;
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

This report includes our trademarks and registered trademarks, including Athira, Athira Pharma, the Athira logo, and other trademarks, trade names, or service marks of Athira. Each other trademark, trade name or service mark appearing in this report belongs to its holder. Solely for convenience, trademarks, trade names, and service marks referred to in this report are listed without ® or TM symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, trade names, and service marks.

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

We are actively reviewing options for partnerships or other arrangements that will allow us to realize the potential of our drug candidates. Our lead drug candidate is ATH-1105. ATH-1105 is a novel, orally available, brain-penetrant, next-generation small molecule drug candidate designed to positively modulate the neurotrophic HGF system for potential treatment of neurodegenerative diseases, including amyotrophic lateral sclerosis, or ALS, and Alzheimer's disease, or AD, and Parkinson’s disease, or PD. ATH-1105 is currently in development for the potential treatment of ALS. We conducted a first-in-human Phase 1 double-blind, placebo-controlled trial that enrolled 80 healthy volunteers to evaluate single and multiple oral ascending doses of ATH-1105. The study was completed in November 2024 and evaluated the safety and tolerability of ATH-1105 and included measurements of pharmacokinetic outcomes. The results of the Phase 1 trial showed that ATH-1105 demonstrated a favorable safety profile and was well-tolerated in healthy volunteers, supporting continued clinical development.

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

Following our receipt of the topline results of LIFT-AD, we made the determination to explore strategic alternatives focused on maximizing stockholder value. As part of that effort, we have paused further development of fosgonimeton while continuing our ongoing development of ATH-1105 and are exploring partnering options. We have engaged Cantor Fitzgerald & Co., or Cantor Fitzgerald, to act as an advisor in exploring potential strategic alternatives that may include, but are not limited to, an acquisition, merger or reverse merger, business combination, equity or debt financing, sale of the Company, sale, exclusive license or other disposition of all or a portion of our assets, a return of capital to stockholders, or other transaction. Despite devoting significant effort to identifying and evaluating potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, as our board of directors has not approved a definitive course of action, and we do not intend to disclose further developments unless and until it is determined that further disclosure is appropriate or necessary. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value.

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

To date, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock in our IPO and in a subsequent follow-on public offering, the sale and issuance of convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From inception to March 31, 2025, we have raised aggregate net cash proceeds of approximately $407.4 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes. We have incurred significant operating losses to date. Our net losses were $9.1 million and $26.3 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $415.3 million and cash, cash equivalents and investments of $36.7 million.

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

We will require substantial additional funding to support our continuing operations and further the development of our drug candidates. Until such time as we can generate significant revenue from drug product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which could include income from collaboration, licensing or similar arrangements, for the foreseeable future. Adequate funding may not be available when needed or on terms acceptable to us, or at all. If we are unable to raise additional capital as needed, we may have to significantly delay, scale back or discontinue development of our drug candidates or other operations. Our ability to raise additional funds may be negatively impacted by potential adverse global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our drug product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months.

Recent Developments

Nasdaq Listing Transfer

On April 4, 2025, we filed an application to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market, which transfer was approved and occurred on April 17, 2025. As a result of the transfer, we have been granted an additional 180-day grace period, or until October 13, 2025, to regain compliance with Nasdaq's closing bid price requirement, which we have failed to comply with since September 4, 2024.

We intend to monitor the closing bid price of our common stock and consider available options to resolve the noncompliance with the closing bid price requirement, which include seeking to effect a reverse stock split. As more fully described in our definitive proxy statement filed with the SEC on April 14, 2025, we are requesting that stockholders approve proposed amendments to our Amended and Restated Certificate of Incorporation at our 2025 annual meeting of stockholders that would permit, but not require, us to effect a reverse stock split of our outstanding common stock.

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

As of the date of this report, we cannot reasonably determine the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our drug candidates. Drug candidates in later stages of development generally have higher development costs than those in earlier stages. We expect to continue to incur research and development expenses for the foreseeable future as we continue to engage in research and development activities related to developing our drug candidates, our drug candidates advance into later stages of development, we conduct larger clinical trials, we seek regulatory approvals for any drug candidates that successfully complete clinical trials, we expand or advance our drug product pipeline, we maintain, expand, protect and enforce our intellectual property portfolio, and we incur expenses associated with hiring or retaining personnel to support our research and development efforts. We also expect our research and development expenses to remain lower in the near term compared to prior periods as a result of our decision to pause further development of fosgonimeton and to shift our focus to the clinical development of ATH-1105.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
			Dollar	%
	2025	2024	Change	Change
	(in thousands)
Operating expenses:
Research and development	$4,302	$21,236	$(16,934)	(80)%
General and administrative	5,234	6,451	(1,217)	(19)
Total operating expenses	9,536	27,687	(18,151)	(66)
Loss from operations	(9,536)	(27,687)	18,151	(66)
Other income, net	393	1,350	(957)	(71)
Net loss	$(9,143)	$(26,337)	$17,194	(65)

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended March 31,
			Dollar	%
	2025	2024	Change	Change
	(in thousands)
Direct costs:
Fosgonimeton (ATH-1017)	$1,307	$14,263	$(12,956)	(91)%
ATH-1105	924	—	924	*
ATH-1020	5	82	(77)	(94)
Preclinical programs and other direct costs	158	1,635	(1,477)	(90)
Total direct costs	2,394	15,980	(13,586)	(85)
Indirect costs:
Personnel-related costs, including stock- based compensation	1,566	4,610	(3,044)	(66)
Facilities and other costs	342	646	(304)	(47)
Total research and development expenses	$4,302	$21,236	$(16,934)	(80)

*Not meaningful.

Research and development expenses decreased by $16.9 million, from $21.2 million for the three months ended March 31, 2024 to $4.3 million for the three months ended March 31, 2025. The decrease was driven primarily by decreases in fosgonimeton program costs of $13.0 million, personnel-related expenses of $3.0 million, preclinical and other direct costs of $1.5 million, facilities and other indirect costs of $0.3 million, and ATH-1020 program costs of $0.1 million. The decrease in fosgonimeton program costs of $13.0 million was driven by decreases in contract research organization and clinical site visit costs of $7.8 million following the completion of our Phase 2/3 LIFT-AD clinical trial and the conclusion of our corresponding open-label extension for our Phase 2 ACT-AD and Phase 2/3 LIFT-AD clinical trials in the prior year, a decrease in contract manufacturing costs of $3.1 million, and a decrease in fosgonimeton program consulting costs of $2.0 million. These decreases were partially offset by an increase in ATH-1105 program costs of $0.9 million.

General and Administrative Expenses

General and administrative expenses decreased by approximately $1.3 million, from $6.5 million for the three months ended March 31, 2024 to $5.2 million for the three months ended March 31, 2025. The decrease was primarily due to a decrease in personnel-related expenses of $1.6 million and a decrease in business development expenses of $0.2 million. These decreases were partially offset by an increase in legal expenses of $0.6 million.

Other Income, Net

Other income, net, decreased by $1.0 million, from $1.4 million for the three months ended March 31, 2024 to $0.4 million for the three months ended March 31, 2025 due to lower income from accretion of discounts on debt securities purchased below par value and held to maturity and lower interest income earned on our available-for-sale securities. These decreases resulted primarily from lower balances of available-for-sale securities held during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From our inception through March 31, 2025, we have raised aggregate net cash proceeds of $407.4 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes.

As of March 31, 2025, we had $36.7 million in cash, cash equivalents and investments and have not generated positive cash flows from operations. Since our inception, we have devoted substantially all of our resources to our research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Material Cash and Future Funding Requirements

Our material cash requirements include our operating leases for laboratory and office facilities. As of March 31, 2025, we had lease payment obligations of $1.2 million, with $0.5 million payable within 12 months. For additional information regarding our lease commitments, see Note 7 to our consolidated financial statements included elsewhere in this report. Additionally, we have purchase obligations and open purchase orders that support normal operations and are primarily due in the next 12 months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions. We anticipate that our research and development expenses and our general and administrative expenses will remain lower in the near-term as a result of our decision to pause further development of fosgonimeton and to shift our focus to the clinical development of ATH-1105, and our decrease in headcount as a result of the Restructuring.

Based upon our current operating plan, we estimate that our $36.7 million of cash, cash equivalents and investments at March 31, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, including to the extent we identify and enter into any potential strategic transaction. We will need to raise substantial additional capital to fund the development of our drug candidates. Until such time as we can generate significant revenue from drug product sales, we expect to finance our operations through the sale of equity securities, debt financings, or other capital, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants. For example, in January 2023, we entered into a sales agreement with Cantor Fitzgerald and BTIG, LLC, or BTIG, to sell shares of our common stock having aggregate sales proceeds of up to $75.0 million, from time to time, subject to applicable limitations on sales pursuant to SEC rules and regulations, through an ATM equity offering program under which Cantor Fitzgerald and BTIG are acting as sales agents. As of the date of this report, we have not sold any securities pursuant to this ATM offering. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be negatively impacted by potential adverse global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our drug product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(14,665)	$(25,804)
Investing activities	(7,351)	13,041
Financing activities	—	—
Net decrease in cash, cash equivalents and restricted cash	$(22,016)	$(12,763)

Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities was $14.7 million. This consisted primarily of a net loss of $9.1 million, partially offset by non-cash charges of $1.9 million, and an increase in our net operating assets of $7.4 million. The non-cash charges primarily consisted of stock-based compensation expense, depreciation expense, non-cash lease expense, and amortization of premiums and accretion of discounts on available-for-sale securities. The increase in our net operating assets was primarily due to a decrease in accrued expenses, partially offset by an increase in accounts payable and a decrease in prepaid expenses and other assets.

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

Investing Activities

During the three months ended March 31, 2025, net cash used in investing was $7.4 million. This consisted of purchases of available-for-sale securities of $10.2 million, partially offset by maturities of available-for-sale securities of $2.9 million.

During the three months ended March 31, 2024, net cash provided by investing was $13.0 million. This consisted of maturities of available-for-sale securities of $18.9 million, partially offset by purchases of available-for-sale securities of $5.9 million.

Financing Activities

During the three months ended March 31, 2025 and 2024, there was no cash provided by or used in financing activities.

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

During the three months ended March 31, 2025, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on February 27, 2025 and Note 2 to our unaudited condensed consolidated financial statements included in “Part I, Item 1—Financial Statements (Unaudited)” of this report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•
research and development costs;
•
stock-based compensation; and
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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year in which we have at least $1.235 billion in annual revenue; (2) the last day of the fiscal year in which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) December 31, 2025, the last day of the fiscal year in which the fifth anniversary of our initial public offering, or IPO, occurred.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 305 of Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to various legal proceedings or claims that arise in the ordinary course of business. As of March 31, 2025, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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
•
protocol deviations or non-compliance with good clinical practice, or GCP, requirements, or other data integrity reasons, that cause us or the FDA or other regulatory authorities to exclude data from non-compliant sites or investigators, which may cause the trial to be underpowered to meet the endpoints;
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

In the ordinary course of business, we have been and may in the future be the subject of various legal claims, lawsuits, arbitration proceedings, government investigations, securities class action litigation and other legal, regulatory and administrative proceedings. Any such claims, investigations or proceedings against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention and divert significant resources, and the resolution of any such claims, investigations or proceedings could result in substantial damages, settlement costs, fines or penalties that could adversely affect our business, financial condition or operating results or result in harm to our reputation and brand, sanctions, consent decrees, injunctions or other remedies requiring a change in our business practices.

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

Washington State University, or WSU, previously announced that it had undertaken a review of prior claims of potential research misconduct involving our former chief executive officer’s doctoral research at WSU. We cannot predict what conclusions WSU has reached or may reach in the future, whether or when WSU would share its conclusions with us or the public, and what effect, if any, this review could have on our business and reputation.

In connection with 2021 claims of potential research misconduct involving our former chief executive officer’s research at WSU, WSU previously announced that it would undertake a review of these claims. These claims precipitated an investigation by our board of directors, securities class action and shareholder derivative litigation, and a Department of Justice civil investigation that have all since been resolved. We cannot predict what, if any, effect this review may have on our business and reputation, including with regards to our in-licensed patents and our relationship with WSU, from which we in-license patents underlying our previous lead drug candidate, fosgonimeton.

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

Drug candidates that we may successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our drug products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our drug candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our drug products. Current and future Centers for Medicare & Medicaid Services, or CMS, coverage restrictions on classes of drugs that encompass our drug candidates could have a material adverse impact on our ability to commercialize our drug candidates, if approved, generate revenue and attain profitability. It is unclear how future CMS coverage decisions and policies will impact our business. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see the section titled “Part I, Item 1 – Business – Competition” in our Annual Report on Form 10-K filed with the SEC on February 27, 2025.

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

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of March 31, 2025, we had cash, cash equivalents and investments of $36.7 million. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months.

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

In January 2023, we entered into a sales agreement with Cantor Fitzgerald and BTIG to sell shares of our common stock having aggregate sales proceeds of up to $75.0 million, from time to time, subject to applicable limitations on sales pursuant to SEC rules and regulations, through an at-the-market, or ATM, equity offering program under which Cantor Fitzgerald and BTIG are acting as sales agents. We have not sold any securities pursuant to this ATM offering. However, additional funding may not be available to us on acceptable terms or at all. Any such funding may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail or abandon one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or drug candidates or otherwise agree to terms unfavorable to us.

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

We have not generated any revenue from drug product sales and our drug candidates will require substantial additional investment before they may provide us with any revenue. We had net losses of $9.1 million and $26.3 million for the three months ended March 31, 2025 and 2024, respectively, and an accumulated deficit of $415.3 million as of March 31, 2025.

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
•
create additional infrastructure to support our operations and our drug product development efforts; and
•
incur expenses in connection with potential future legal proceedings, and addressing potential stockholder activism.

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

As of December 31, 2024, we had federal net operating loss carryforwards, or NOLs, to offset future taxable income of approximately $9.5 million and federal tax credit carryforwards of approximately $16.5 million, which expire over a period of 7 to 13 years. Federal NOLs of $196.0 million generated after the 2017 tax year will carry forward indefinitely and will be subject to the 80% of taxable income limitation. As of December 31, 2024, we also had state NOLs of $3.9 million, which expire over a period of 17 to 20 years. A lack of future taxable income would adversely affect our ability to utilize these NOLs.

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

We are subject to the tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions or our tax liabilities. For example, in August 2022, as part of the Inflation Reduction Act of 2022, or IRA, the United States enacted a 1% excise tax on stock buybacks and a 15% alternative minimum tax on adjusted financial statement income. Additionally, beginning in 2022, the Code eliminated the right to deduct research and development expenditures and instead requires taxpayers to capitalize and amortize U.S. and foreign research and development expenditures over five and 15 tax years, respectively. Additionally, many countries and local jurisdictions and organizations such as the Organization for Economic Cooperation and Development have proposed or implemented new tax laws or changes to existing tax laws, including additional taxes on payroll or employees. Any new or changes to tax laws could adversely affect our effective tax rate, operating results, tax credits or incentives or tax payments, which could have a material adverse effect on our business, cash flows, results of operations or financial condition.

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

Further, under the new leadership at the U.S. Department of Health and Human Services, or HHS, under the Trump administration, agency reorganization and mass layoffs due to the federal government reduction in force initiative may impact the normal operations at the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, President Trump issued an executive order entitled “Unleashing Prosperity Through Deregulation”, which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Fewer agency guidance documents could interfere with FDA programs or lead to more Complete Response Letters or refusals to approve products. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the Trump administration and the new FDA commissioner, Dr. Martin Makary, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the Trump administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, including changes in funding for certain programs at the FDA, correspondence and regulatory review processes with the FDA may be materially delayed.

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

Any regulatory approvals that we receive for our drug candidates will require surveillance to monitor the safety and efficacy of the drug candidate. The FDA may also require a REMS in order to approve our drug candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our drug candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our drug candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice, or cGMP, regulations, good laboratory practice, or GLP, regulations and GCP regulations for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our drug candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. It is difficult to predict how current and future legislation, executive actions, and litigation, including the executive orders, will be implemented, and the extent to which they will impact our business, our clinical development, and the FDA’s and other agencies’ ability to exercise their regulatory authority, including FDA’s pre-approval inspections and timely review of any regulatory filings or applications we submit to the FDA. To the extent any executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. Recently, the U.S. Supreme Court overruled the Chevron doctrine, which gave deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA's authority, lead to uncertainties in the industry, and disrupt the FDA's normal operations, any of which could impact the FDA’s review of our regulatory submissions. Further, mass layoffs, agency reorganizations, increased attrition, and changes in the leadership of the FDA and other federal agencies under the Trump administration may lead to new policies and changes in the regulations that could increase our compliance costs or delay our clinical development and timelines. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.

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

Disruptions at the FDA, the SEC and other government agencies under the current administration, funding cuts or shortages, global health concerns, or other events could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including changes in the administration, changes in the agency leadership, agency reorganization, mass layoffs, budget cuts and other initiatives implemented by the Department of Government Efficiency, changes in government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

To the extent the FDA’s normal operations are disrupted or delayed, for example due to executive orders and other policies promulgated by the administration, travel restrictions, public health or geopolitical issues, staffing shortages or layoffs, or changes in funding, the FDA may not be able to complete the necessary inspections or provide feedback in a timely manner during our clinical development or review period. If any such delays or disruptions were to occur, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Further, to the extent the FDA materially changes its policies or regulatory requirements with respect to the accelerated approval program or its internal review process for such program, our clinical development plans and regulatory approval under such program could be materially impacted or delayed. On December 29, 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act, or FDORA, was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements. In January 2025, the Office of Inspector General, or OIG, raised concerns with FDA’s accelerated approval of three of the 24 drugs review by OIG. It is unclear how this OIG report, future policy changes, changes in the leadership of FDA, and new FDA regulations, including those that may be implemented under the Trump administration, will impact NDAs and our clinical development programs.

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

As discussed above, since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Further, on August 16, 2022, President Biden signed the IRA into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how additional challenges and healthcare reform measures of the Trump administration will impact the ACA. Complying with any new legislation and regulatory requirements could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Further, the Biden administration released an additional executive order on October 14, 2022, directing the U.S. Department of Health and Human Services, or HHS, to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of IRA are unconstitutional. The impact of these judicial challenges as well as other judicial challenges in view of the Supreme Court’s overruling of the Chevron doctrine, other legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Trump administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drug candidates if approved.

Current and future CMS coverage restrictions on classes of drugs that encompass our drug candidates could have a material adverse impact on our ability to commercialize our drug candidates, if approved, generate revenue and attain profitability. It is unclear how future CMS coverage decisions and policies will impact our business.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our drug products, once approved, or put pressure on our drug product pricing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our drug products. Further, FDA has authorized the state of Florida to develop Section 804 Importation Programs to import certain prescription drugs from Canada for a limited period to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

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

In a recent example of a change in policy that may impact our reliance on foreign third parties, the U.S. government instituted a new set of rules, effective April 8, 2025, that prohibit or restrict transactions involving certain types and amounts of sensitive data – including, e.g., certain genomic data, human biosamples, personal health data, etc., even when de-identified – between U.S. persons and foreign persons associated with specific countries of concern, including China. These new rules require U.S. businesses to seek assurances from all foreign parties with which they share sensitive data (under certain types of agreements) that those parties will not further share that data with parties in countries of concern. This change in trade policy may impact our collection of data for non-clinical and clinical trials and sharing of that data and other data with foreign third parties, and may lead to the potential impacts on our operations, supply chain, and ability to produce, sell and distribute our drug candidates mentioned above.

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

Relatedly, the United States has recently enacted and proposed to enact significant new tariffs on a number of countries. President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, have caused and may continue to cause significant volatility in global financial markets and may have a material adverse effect on global economic conditions, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our access to third party services. In addition, we rely on third parties located outside of the United States to source and manufacture our drug candidates. To the extent their business is impacted by global market or economic volatility, the cost and supply of our drug candidates could be materially and adversely affected.

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
•
unexpected changes in U.S. or non-U.S. tariffs, trade barriers, price and exchange controls and other regulatory requirements, including any changes that nations may impose as a result of political tensions;
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

For example, third parties may challenge the validity or enforceability of our current or future in-licensed patents and patent applications. The outcome following legal assertions of invalidity and unenforceability is unpredictable. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar technology and drug products not covered by our issued patents. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our current or future in-licensed patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future drug candidates. Further, these proceedings could have a material adverse effect on our business, results of operations and financial condition.

Even though we own patents and patent applications covering our small molecule drug candidates, our patents and any future patents we obtain may not effectively prevent others from developing or commercializing products similar to our drug candidates. Third parties may seek to cast doubt on the validity and enforceability of our owned patents or patent applications. Such events may result in substantial cost and require significant time from our scientists and management, and could dissuade companies from collaborating with us to license, develop, or commercialize current or future drug candidates, even if the eventual outcome is favorable to us.

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

Pursuant to the Bayh-Dole Act of 1980, or the Bayh-Dole Act, the U.S. government may have certain rights in any invention developed or reduced to practice with government funding. We have in the past discovered, developed, acquired, or licensed new intellectual property that has been generated through the use of U.S. government funding or grants in which the U.S. government may have certain rights pursuant to the Bayh-Dole Act, and we may do so in the future. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). Such “march-in” rights would apply to new subject matter arising from the use of such government funding or grants and would not extend to pre-existing subject matter or subject matter arising from funds unrelated to the government funding or grants. If the U.S. government exercises its march-in rights in our intellectual property rights that are generated through the use of U.S. government funding or grants, we could be required to license or sublicense intellectual property discovered or developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. Should any of these events occur, it could significantly harm our business, results of operations and prospects. In addition, the Bayh-Dole Act requires that, in certain circumstances, any products embodying intellectual property generated with the use of U.S. government funds or produced through the use of any such intellectual property be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property, which could adversely affect our ability to successfully develop and commercialize our drug products and have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

As discussed in the section titled "Part 1, Item 1.C—Cybersecurity" in our Annual Report on Form 10-K filed with the SEC on February 27, 2025, we have implemented various processes and policies for identifying, assessing, and managing material risks from cybersecurity threats. However, despite the implementation of such safeguards and security measures, our internal computer systems and those of our CROs and other contractors and consultants may nevertheless be vulnerable to damage from computer viruses and unauthorized access. Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public or may otherwise be misused. Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our personal, sensitive, confidential or proprietary information and information technology systems, and those of the third parties upon which we rely. For example, in April 2023, CRO Evotec SE faced a cybersecurity attack that temporarily disrupted its systems and operations. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

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

We have in the past and may in the future fail to comply with the Nasdaq listing rules. For example, from September 4, 2024 to May 8, 2025, our common stock has had a closing bid price below the minimum $1.00 requirement. We received a deficiency notice from Nasdaq with respect to the closing bid price requirement on October 16, 2024 and were given 180 days, or until April 14, 2025, to regain compliance with the closing bid price requirement. We filed an application to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market on April 4, 2025, which transfer was approved and occurred on April 17, 2025. As a result of the transfer, we have been granted an additional 180-day grace period, or until October 13, 2025, to regain compliance with the closing bid price requirement.

We intend to monitor the closing bid price of our common stock and consider available options to resolve the noncompliance with the closing bid price requirement, which could include seeking to effect a reverse stock split. As more fully described in our definitive proxy statement filed with the SEC on April 14, 2025, we are requesting that stockholders approve proposed amendments to our Amended and Restated Certificate of Incorporation at our 2025 annual meeting of stockholders that would permit, but not require, us to effect a reverse stock split of our outstanding common stock.

If our common stock ceases to be listed for trading on the Nasdaq for failure to comply with the minimum $1.00 per share closing bid price requirement, another Nasdaq listing rule, or for any other reason, it may adversely affect our stock price, increase the volatility of our stock price, decrease the level of trading activity and make it more difficult for investors to buy or sell shares of our common stock. If we are not listed on the Nasdaq, our ability to raise capital will be adversely impacted. Trading in our common stock may also be halted or suspended in the future on the Nasdaq due to market or trading conditions at the discretion of the Nasdaq. Any halt or suspension in the trading in our common stock may negatively impact the market price of our common stock.

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
•
negative press coverage;
•
the potential commencement of any litigation and/or governmental investigations;
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
•
changes in regulations and customs, tariffs or trade barriers, or the perception that any such changes could occur;
•
general economic, industry, and market conditions; and
•
the other factors described in this “Part II, Item 1A – Risk Factors” section.

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

We and certain of our directors and executive officers have previously been, and may in the future be, named as defendants in lawsuits that could result in substantial costs and divert management’s attention.

We and certain of our executive officers and directors have in the past been and may in the future be named as defendants in lawsuits concerning our business. Such litigation has caused, and may in the future cause, our management and board of directors to divert time and attention to the litigation and could adversely impact our reputation and further divert management and our board of directors’ attention and resources from other priorities, including the execution of our operating plan and strategies that are important to our ability to grow our business and advance our drug candidates, any of which could have a material adverse effect on our business. In addition, resolution of litigation in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business.

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

Our directors, executive officers, significant holders of our outstanding common stock and their respective affiliates beneficially own a substantial amount of our outstanding common stock as of March 31, 2025. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act, the regulations of The Nasdaq Capital Market, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. We must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We may experience difficulty in meeting these reporting requirements in the future.

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

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Capital Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have hired, and expect that we will continue to need to hire, additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We continue to evaluate and monitor these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Athira Pharma, Inc.

Date: May 9, 2025	By:	/s/ Mark Litton
Mark Litton
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Robert Renninger
Robert Renninger
Senior Vice President, Finance and Accounting (Principal Financial and Accounting Officer)