Form 10-Q
period 2025-06-30
Athira Pharma, Inc.
filed 2025-08-07
CIK 1620463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, there were 39,439,326 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Athira Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,888	$48,438
Short-term investments	9,935	2,837
Prepaid expenses and other current assets	2,395	3,566
Total current assets	32,218	54,841
Restricted cash	631	631
Property and equipment, net	1,958	2,444
Operating lease right-of-use asset	676	808
Other long-term assets	62	55
Total assets	$35,545	$58,779
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$171	$319
Accrued liabilities	2,371	12,402
Current operating lease liability	439	414
Total current liabilities	$2,981	$13,135
Operating lease liability, less current portion	578	803
Total liabilities	3,559	13,938
Stockholders' equity:
Common stock, $0.0001 par value; 900,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; 39,439,326 and 39,040,945 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	454,240	450,982
Accumulated other comprehensive (loss) income	(3)	1
Accumulated deficit	(422,255)	(406,146)
Total stockholders' equity	31,986	44,841
Total liabilities and stockholders' equity	$35,545	$58,779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$3,661	$22,154	$7,963	$43,390
General and administrative	3,630	5,874	8,864	12,325
Total operating expenses	7,291	28,028	16,827	55,715
Loss from operations	(7,291)	(28,028)	(16,827)	(55,715)
Other income, net	325	1,169	718	2,519
Net loss	$(6,966)	$(26,859)	$(16,109)	$(53,196)
Unrealized (loss) gain on available-for-sale securities	1	99	(4)	311
Comprehensive loss attributable to common stockholders	$(6,965)	$(26,760)	$(16,113)	$(52,885)
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.70)	$(0.41)	$(1.39)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	39,092,961	38,379,733	39,067,842	38,350,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2025 and 2024

(in thousands, except share amounts)

(unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2025	39,040,945	$4	$450,982	$1	$(406,146)	$44,841
Issuance of common stock upon vesting of restricted stock units	1,500	—	—	—	—	—
Stock-based compensation	—	—	1,637	—	—	1,637
Unrealized loss on available-for-sale securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(9,143)	(9,143)
Balance as of March 31, 2025	39,042,445	$4	$452,619	$(4)	$(415,289)	$37,330

Issuance of common stock upon vesting of restricted stock units	296,880	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	100,001	—	24	—	—	24
Stock-based compensation	—	—	1,597	—	—	1,597
Unrealized loss on available-for-sale securities	—	—	—	1	—	1
Net loss	—	—	—	—	(6,966)	(6,966)
Balance as of June 30, 2025	39,439,326	$4	$454,240	$(3)	$(422,255)	$31,986

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2024	38,172,603	$4	$439,739	$(349)	$(309,206)	$130,188
Issuance of common stock upon vesting of restricted stock units	154,049	—	—	—	—	—
Stock-based compensation	—	—	2,679	—	—	2,679
Unrealized gain on available-for-sale securities	—	—	—	212	—	212
Net loss	—	—	—	—	(26,337)	(26,337)
Balance as of March 31, 2024	38,326,652	$4	$442,418	$(137)	$(335,543)	$106,742
Issuance of common stock upon vesting of restricted stock units	2,000	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	110,723	—	148	—	—	148
Stock-based compensation	—	—	3,205			3,205
Unrealized gain on available-for-sale securities	—	—	—	99		99
Net loss	—	—	—	—	(26,859)	(26,859)
Balance as of June 30, 2024	38,439,375	$4	$445,771	$(38)	$(362,402)	$83,335

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Athira Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(16,109)	$(53,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,234	5,884
Depreciation expense	486	484
Non-cash lease expense	132	116
Amortization of premiums and accretion of discounts on available-for-sale securities, net	(192)	(431)
Loss on disposal of equipment	—	7
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets, net	1,164	1,141
Accounts payable and accrued liabilities	(10,179)	(1,961)
Operating lease liability	(200)	(178)
Net cash used in operating activities	(21,664)	(48,134)
Investing activities
Purchases of available-for-sale securities	(16,269)	(11,322)
Maturities of available-for-sale securities	9,359	50,958
Purchases of property and equipment	—	(33)
Net cash (used in) provided by investing activities	(6,910)	39,603
Financing activities
Proceeds from issuance of common stock under employee stock purchase plan	24	148
Net cash provided by financing activities	24	148
Net decrease in cash, cash equivalents and restricted cash	(28,550)	(8,383)
Cash, cash equivalents and restricted cash, beginning of period	49,069	91,215
Cash, cash equivalents and restricted cash, end of period	$20,519	$82,832

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

Liquidity and Capital Resources

Since the Company’s inception, it has funded its operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From the Company’s inception through June 30, 2025, it has raised aggregate net cash proceeds of $407.4 million primarily from the issuance of its common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes.

As of June 30, 2025, the Company had cash, cash equivalents and investments of $29.8 million. The Company’s net loss for the six months ended June 30, 2025 was $16.1 million and cash used in operations for the six months ended June 30, 2025 was $21.7 million. Since the Company’s inception, it has devoted substantially all of its resources to its research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Based upon the Company’s current operating plan, it estimates that its $29.8 million of cash, cash equivalents and investments at June 30, 2025 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months. Historically, the Company has incurred net losses from continuing operations and negative operating cash flows. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs; therefore, the Company expects it will need to continue to raise additional capital to accomplish its operating plan. The Company has a sales agreement in place with Cantor Fitzgerald & Co., or Cantor Fitzgerald, and BTIG, LLC, or BTIG, for an “at the market” equity offering facility through which it may offer and sell shares of its common stock equaling an aggregate amount up to $75.0 million, subject to applicable limitations on sales pursuant to SEC rules and regulations pertaining to the Company’s Registration Statement on Form S-3. The Company has not sold any securities pursuant to this ATM offering. Should it be determined to be strategically advantageous, the Company could pursue public and private offerings of its equity securities similar to those the Company has previously completed, debt financings, or other strategic transactions, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2025, and condensed consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the three and six months ended June 30, 2025 and 2024, are unaudited. The balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2024. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30,

2025, and the unaudited condensed consolidated results of its operations and its cash flows for the three and six months ended June 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2025 and 2024 are also unaudited. The unaudited condensed consolidated results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2025.

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

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$19,888	$48,438
Restricted cash	631	631
Cash, cash equivalents and restricted cash	$20,519	$49,069

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

As of December 31, 2024, the accrued liability balance associated with the Restructuring was $0.4 million and was included in the accrued expenses line of the accompanying consolidated balance sheet. Cash paid during the year ended December 31, 2024 associated with the termination benefits was $2.5 million. The remaining $0.4 million accrued as of December 31, 2024 was settled during the six months ended June 30, 2025.

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

The following tables reflect the Company’s financial asset balances measured at fair value on a recurring basis (in thousands):

	June 30, 2025
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$31	$—	$—	$31
U.S. government debt and agency securities	2	2,584	—	—	2,584
Commercial paper	2	11,694	—	(2)	11,692
Total cash equivalents		$14,309	$—	$(2)	$14,307
Short-term investments:
Commercial paper	2	500	—	—	500
U.S. government debt and agency securities	2	9,435	—	—	9,435
Total short-term investments		$9,935	$—	$—	$9,935

	December 31, 2024
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$30	$—	$—	$30
U.S. government debt and agency securities	2	10,297	2	—	10,299
Commercial paper	2	19,394	—	(1)	19,393
Total cash equivalents		$29,721	$2	$(1)	$29,722
Short-term investments:
Commercial paper	2	1,445	—	—	1,445
U.S. government debt and agency securities	2	1,392	—	—	1,392
Total short-term investments		$2,837	$—	$—	$2,837

All the commercial paper, U.S. government debt and agency securities, U.S. treasury bills, and corporate bonds designated as short-term investments have an effective maturity date that is equal to or less than one year from the respective balance sheet date.

As of June 30, 2025, the Company does not intend to sell any securities in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell such securities prior to the recovery of the amortized cost basis. Based on the Company's assessment, the Company concluded all impairments as of June 30, 2025 to be due to factors other than credit loss, such as changes in interest rates. A credit loss allowance was not recognized and the unrealized losses for available-for-sale securities were recorded in other comprehensive loss.

4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Lab equipment	$705	$705
Office furniture, fixtures, and computer equipment	712	712
Leasehold improvement	4,322	4,322
Property and equipment, at cost	5,739	5,739
Less: accumulated depreciation	(3,781)	(3,295)
Property and equipment, net	$1,958	$2,444

Depreciation expense was $0.2 million and $0.5 million for the three and six months ended June 30, 2025, respectively. Depreciation expense was $0.2 million and $0.5 million for the three and six months ended June 30, 2024, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Research and development	$1,059	$3,424
Employee compensation and benefits	1,123	2,990
Legal expense	—	4,127
Professional services and other	189	1,861
Total accrued liabilities	$2,371	$12,402

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses:
Fosgonimeton (ATH-1017)	$555	$13,261	$1,862	$27,524
ATH-1105	1,237	3,279	2,161	3,279
ATH-1020	—	254	5	336
Preclinical programs and other costs	258	949	660	3,133
Personnel-related costs, excluding stock- based compensation	918	3,161	1,916	6,786
Total research and development expenses	2,968	20,904	6,604	41,058
General and administrative expenses	2,483	3,677	6,503	8,289
Other segment expenses(a)	1,840	3,447	3,720	6,368
Total operating expenses	7,291	28,028	16,827	55,715
Loss from operations	(7,291)	(28,028)	(16,827)	(55,715)
Other income, net	325	1,169	718	2,519
Net loss	$(6,966)	$(26,859)	$(16,109)	$(53,196)

(a)Other segment expenses includes stock-based compensation and depreciation expenses.

7. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may be subject to various legal proceedings or claims that arise in the ordinary course of business. The Company accrues a liability when the Company's management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. There were no material litigation-related accruals recorded during the six months ended June 30, 2025.

Operating Leases

The Company has operating leases for laboratory and office facilities in Bothell, Washington that expire in August 2027. The initial terms of the leases range from 6.3 to 7 years and the Company has options to extend the leases for an additional five years that it is not reasonably certain to exercise. As of June 30, 2025, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

June 30, 2025
Remaining 2025	250
2026	509
2027	346
Total undiscounted lease payments	1,105
Present value adjustment for minimum lease commitments	(88)
Net lease liability	$1,017

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

June 30, 2025
Weighted average remaining lease term (years)	2.4
Weighted average discount rate	8.1%

Operating lease expense and variable lease expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$88,000	$88,000	$176,000	$176,000
Variable lease expense	41,000	41,000	86,000	67,000

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

The Company has reserved the following shares of common stock for future issuance, on an as-converted basis, as follows:

	June 30,	December 31,
	2025	2024
Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	9,539,929	10,234,971
Shares available for future grant under the 2020 Equity Incentive Plan	4,015,090	1,666,381
Shares available for future grant under the Employee Stock Purchase Plan	1,628,852	1,338,444
Shares available for future grant under the 2024 Inducement Equity Incentive Plan	350,000	350,000
Total	15,533,871	13,589,796

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

Effective January 1, 2025, the Company’s 2020 Plan and ESPP reserves increased by 1,952,047 shares and 390,409 shares, respectively.

9. Stock-based Compensation

Stock‑based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$596	$1,153	$1,164	$2,139
General and administrative	1,001	2,052	2,070	3,745
Total stock-based compensation expense	$1,597	$3,205	$3,234	$5,884

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

The fair value of each stock option was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	3.98%	4.26%
Expected volatility	100.54%	96.93%
Expected term (in years)	5.97	6.00
Expected dividend yield	—	—

The grant date fair value of restricted stock units is based upon the fair market value of the Company’s common stock based on its closing price as reported on the date of grant on the Nasdaq Global Select Market or the Nasdaq Capital Market, as applicable.

The fair value of options granted during the six months ended June 30, 2025 and 2024 was $0.4 million and $10.2 million, respectively. The fair value of restricted stock units granted during the six months ended June 30, 2025 was $0.2 million. There were no restricted stock units granted during the six months ended June 30, 2024.

Stock Option Activity

Changes in shares available for grant under the 2020 Plan and the 2024 Inducement Plan during the six months ended June 30, 2025 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2024	2,016,381
2020 Plan reserve increase on January 1, 2025	1,952,047
Options and restricted stock units granted	(1,865,434)
Options and restricted stock units forfeited, cancelled, or expired	2,262,096
Shares available for grant at June 30, 2025	4,365,090

A summary of stock option activity under the 2020 Plan and the 2024 Inducement Plan for the six months ended June 30, 2025 is as follows:

	Shares	Weighted- Average Exercise price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	9,612,310	$6.08	8.08	$130
Granted	1,263,965	0.37
Exercised	—	—
Forfeited/expired	(2,228,196)	6.53
Balance at June 30, 2025	8,648,079	$5.13	7.97	$—
Expected to vest	3,574,360	$2.34	8.86	$—
Options exercisable	5,073,719	$7.10	7.35	$—

The total fair value of options granted that vested during the six months ended June 30, 2025 and 2024 was $4.7 million and $6.6 million, respectively.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock underlying all options that were in-the-money at June 30, 2025. There were no options exercised during the six months ended June 30, 2025 and 2024. As of June 30, 2025, there was $6.2 million of total unrecognized compensation cost related to non-vested stock options. The Company expects to recognize this cost over a remaining weighted-average period of 1.92 years. The Company utilizes newly issued shares to satisfy option exercises.

Stock options outstanding and exercisable under the 2020 Plan and the 2024 Inducement Plan consisted of the following at June 30, 2025:

Exercise Price ($)	Options Outstanding	Options Exercisable
0.38 to 0.71	2,147,488	653,068
1.04 to 4.22	4,367,826	2,449,754
8.93 to 19.94	1,868,917	1,707,049
20.55 to 29.41	263,848	263,848
Total	8,648,079	5,073,719

Restricted Stock Unit Activity

A summary of restricted stock unit, or RSU, activity under the 2020 Plan for the six months ended June 30, 2025 is as follows:

	Share Equivalent	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2024	622,661	$0.46
Granted	601,469	0.38
Cancelled	(33,900)	0.44
Vested	(298,380)	0.45
Non-vested at June 30, 2025	891,850	$0.40

As of June 30, 2025, there was $0.2 million of total unrecognized compensation cost related to non-vested RSUs. The Company expects to recognize this cost over a remaining weighted-average period of 0.63 years.

10. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2025	2024
Stock options to purchase common stock	8,648,079	10,209,007
Non-vested Restricted Stock Units	891,850	156,038
Employee stock purchase plan	8,368	9,252
Total	9,548,297	10,374,297

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

In this report, “we,” “our,” “us,” “Athira,” and “the Company” refer to Athira Pharma, Inc. and its wholly-owned subsidiary.

Overview

We are a clinical-stage biopharmaceutical company focused on developing small molecules engineered to restore neuronal health and slow neurodegeneration. Our approach is designed to modulate the neurotrophic HGF system, that is critical to normal brain function and may play a key role in maintaining the health and functioning of neuronal networks. We believe that by acting on the neurotrophic HGF system and its multiple downstream signaling pathways, we may be able to enhance the body’s natural ability to protect and repair neuronal networks by reducing inflammation, promoting regeneration, and reducing disease-specific protein pathologies, thereby positively impacting the course of disease. We aim to achieve these goals by advancing our novel small molecule compounds which are designed to and have exhibited properties in enhancing the neurotrophic HGF system in either the central nervous system, or CNS, by crossing the blood brain barrier, or BBB, or the peripheral nervous system, or PNS.

We are actively reviewing options for partnerships or other arrangements that will allow us to realize the potential of our drug candidates. Our lead drug candidate is ATH-1105. ATH-1105 is a novel, orally available, brain-penetrant, next-generation small molecule drug candidate designed to positively modulate the neurotrophic HGF system for potential treatment of neurodegenerative diseases, including amyotrophic lateral sclerosis, or ALS, Alzheimer's disease, or AD, and Parkinson’s disease, or PD. ATH-1105 is currently in development for the potential treatment of ALS. We conducted a first-in-human Phase 1 double-blind, placebo-controlled trial that enrolled 80 healthy volunteers to evaluate single and multiple oral ascending doses of ATH-1105. The study was completed in November 2024 and evaluated the safety and tolerability of ATH-1105 and included measurements of pharmacokinetic outcomes. The results of the Phase 1 trial showed that ATH-1105 demonstrated a favorable safety profile and was well-tolerated in healthy volunteers, supporting continued clinical development.

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

The following figure illustrates the current development stage of our proprietary drug candidates and early discovery and development programs, of which only ATH-1105 is currently in clinical development for the potential treatment of ALS. We have also explored the use of our drug candidates in other indications in the CNS and PNS with the goal of improving neuronal health in multiple neurodegenerative diseases. In addition, our drug discovery efforts have focused on designing and testing new early compounds to enhance the neurotrophic HGF system for a variety of clinical applications.

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

To date, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock in our IPO and in a subsequent follow-on public offering, the sale and issuance of convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From inception to June 30, 2025, we have raised aggregate net cash proceeds of approximately $407.4 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes. We have incurred significant operating losses to date. Our net losses were $16.1 million and $53.2 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $422.3 million and cash, cash equivalents and investments of $29.8 million.

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

We intend to monitor the closing bid price of our common stock and consider available options to resolve the noncompliance with the closing bid price requirement, which include a potential reverse stock split. At our 2025 annual meeting of stockholders on May 29, 2025, our stockholders approved proposed amendments to our Amended and Restated Certificate of Incorporation that would permit, but not require, us to effect a reverse stock split of our outstanding common stock, which has not yet been effected to date.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,
			Dollar	%
	2025	2024	Change	Change
	(in thousands)
Operating expenses:
Research and development	$3,661	$22,154	$(18,493)	-83%
General and administrative	3,630	5,874	(2,244)	-38%
Total operating expenses	7,291	28,028	(20,737)	-74%
Loss from operations	(7,291)	(28,028)	20,737	-74%
Other income, net	325	1,169	(844)	-72%
Net loss	$(6,966)	$(26,859)	$19,893	-74%

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended June 30,
			Dollar	%
	2025	2024	Change	Change
	(in thousands)
Direct costs:
Fosgonimeton (ATH-1017)	$555	$13,261	$(12,706)	-96%
ATH-1105	1,237	3,279	(2,042)	-62%
ATH-1020	—	254	(254)	*
Preclinical programs and other direct costs	47	421	(374)	-89%
Total direct costs	1,839	17,215	(15,376)	-89%
Indirect costs:
Personnel-related costs, including stock- based compensation	1,514	4,314	(2,800)	-65%
Facilities and other costs	308	625	(317)	-51%
Total research and development expenses	$3,661	$22,154	$(18,493)	-83%

*Not meaningful.

Research and development expenses decreased by $18.5 million, from $22.2 million for the three months ended June 30, 2024 to $3.7 million for the three months ended June 30, 2025. The decrease was driven primarily by decreases in fosgonimeton program costs of $12.7 million, personnel-related expenses of $2.8 million, and ATH-1105 program costs of $2.0 million. The decrease in fosgonimeton program costs of $12.7 million was driven by decreases in contract research organization, and clinical site visit costs of $8.2 million following the completion of our Phase 2/3 LIFT-AD clinical trial and the conclusion of our corresponding open-label extension for our Phase 2 ACT-AD and Phase 2/3 LIFT-AD clinical trials in the prior year, a decrease in contract manufacturing costs of $3.0 million, and a decrease in fosgonimeton program consulting costs of $1.5 million.

General and Administrative Expenses

General and administrative expenses decreased by approximately $2.3 million, from $5.9 million for the three months ended June 30, 2024 to $3.6 million for the three months ended June 30, 2025. The decrease was primarily due to a decrease in personnel-related expenses of $2.0 million.

Other Income, Net

Other income, net, decreased by $0.8 million, from $1.2 million for the three months ended June 30, 2024 to $0.3 million for the three months ended June 30, 2025 due to lower income from accretion of discounts on debt securities purchased below par value and held to maturity and lower interest income earned on our available-for-sale securities. These decreases resulted primarily from lower balances of available-for-sale securities held during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,
			Dollar	%
	2025	2024	Change	Change
	(in thousands)
Operating expenses:
Research and development	$7,963	$43,390	$(35,427)	-82%
General and administrative	8,864	12,325	(3,461)	-28%
Total operating expenses	16,827	55,715	(38,888)	-70%
Loss from operations	(16,827)	(55,715)	38,888	-70%
Other income, net	718	2,519	(1,801)	-71%
Net loss	$(16,109)	$(53,196)	$37,087	-70%

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Six Months Ended June 30,
			Dollar	%
	2025	2024	Change	Change
	(in thousands)
Direct costs:
Fosgonimeton (ATH-1017)	$1,862	$27,524	$(25,662)	-93%
ATH-1105	2,161	3,279	(1,118)	-34%
ATH-1020	5	336	(331)	-99%
Preclinical programs and other direct costs	206	2,056	(1,850)	-90%
Total direct costs	4,234	33,195	(28,961)	-87%
Indirect costs:
Personnel-related costs, including stock- based compensation	3,080	8,925	(5,845)	-65%
Facilities and other costs	649	1,270	(621)	-49%
Total research and development expenses	$7,963	$43,390	$(35,427)	-82%

Research and development expenses decreased by $35.4 million, from $43.4 million for the six months ended June 30, 2024 to $8.0 million for the six months ended June 30, 2025. The decrease was driven primarily by decreases in fosgonimeton program costs of $25.7 million, personnel-related expenses of $5.9 million, and ATH-1105 program costs of $1.1 million. The decrease in fosgonimeton program costs of $25.7 million was driven by decreases in contract research organization and clinical site visit costs of $16.0 million following the completion of our Phase 2/3 LIFT-AD clinical trial and the conclusion of our corresponding open-label extension for our Phase 2 ACT-AD and Phase 2/3 LIFT-AD clinical trials in the prior year, a decrease in contract manufacturing costs of $6.1 million, and a decrease in fosgonimeton program consulting costs of $2.7 million.

General and Administrative Expenses

General and administrative expenses decreased by approximately $3.4 million, from $12.3 million for the six months ended June 30, 2024 to $8.9 million for the six months ended June 30, 2025. The decrease was primarily due to a decrease in personnel-related expenses of $3.6 million and a decrease in business development expenses of $0.2 million. These decreases were partially offset by an increase in professional service expenses of $0.7 million.

Other Income, Net

Other income, net, decreased by $1.8 million, from $2.5 million for the six months ended June 30, 2024 to $0.7 million for the six months ended June 30, 2025 due to lower income from accretion of discounts on debt securities purchased below par value and held to maturity and lower interest income earned on our available-for-sale securities. These decreases resulted primarily from lower balances of available-for-sale securities held during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From our inception through June 30, 2025, we have raised aggregate net cash proceeds of $407.4 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes.

As of June 30, 2025, we had $29.8 million in cash, cash equivalents and investments and have not generated positive cash flows from operations. Since our inception, we have devoted substantially all of our resources to our research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Material Cash and Future Funding Requirements

Our material cash requirements include our operating leases for laboratory and office facilities. As of June 30, 2025, we had lease payment obligations of $1.1 million, with $0.5 million payable within 12 months. For additional information regarding our lease commitments, see Note 7 to our consolidated financial statements included elsewhere in this report. Additionally, we have purchase obligations and open purchase orders that support normal operations and are primarily due in the next 12 months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions. We anticipate that our research and development expenses and our general and administrative expenses will remain lower in the near-term as a result of our decision to pause further development of fosgonimeton and to shift our focus to the clinical development of ATH-1105, and our decrease in headcount as a result of the Restructuring.

Based upon our current operating plan, we estimate that our $29.8 million of cash, cash equivalents and investments at June 30, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, including to the extent we identify and enter into any potential strategic transaction. We will need to raise substantial additional capital to fund the development of our drug candidates. Until such time as we can generate significant revenue from drug product sales, we expect to finance our operations through the sale of equity securities, debt financings, or other capital, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants. For example, in January 2023, we entered into a sales agreement with Cantor Fitzgerald and BTIG, LLC, or BTIG, to sell shares of our common stock having aggregate sales proceeds of up to $75.0 million, from time to time, subject to applicable limitations on sales pursuant to SEC rules and regulations, through an ATM equity offering program under which Cantor Fitzgerald and BTIG are acting as sales agents. As of the date of this report, we have not sold any securities pursuant to this ATM offering. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be negatively impacted by potential adverse global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our drug product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

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
•
the costs related to any legal proceedings;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(21,664)	$(48,134)
Investing activities	(6,910)	39,603
Financing activities	24	148
Net decrease in cash, cash equivalents and restricted cash	$(28,550)	$(8,383)

Operating Activities

During the six months ended June 30, 2025, net cash used in operating activities was $21.7 million. This consisted primarily of a net loss of $16.1 million, partially offset by non-cash charges of $3.7 million, and an increase in our net operating assets of $9.2 million. The non-cash charges primarily consisted of stock-based compensation expense, depreciation expense, non-cash lease expense, and amortization of premiums and accretion of discounts on available-for-sale securities. The increase in our net operating assets was primarily due to a decrease in accrued expenses, partially offset by an increase in accounts payable and a decrease in prepaid expenses and other assets.

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

Investing Activities

During the six months ended June 30, 2025, net cash used in investing was $6.9 million. This consisted of purchases of available-for-sale securities of $16.3 million, partially offset by maturities of available-for-sale securities of $9.4 million.

During the six months ended June 30, 2024, net cash provided by investing was $39.6 million. This consisted of maturities of available-for-sale securities of $51.0 million, partially offset by purchases of available-for-sale securities of $11.3 million.

Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $0.02 million, consisting of proceeds received from the issuance of common stock under our employee stock purchase plan.

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

During the six months ended June 30, 2025, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on February 27, 2025 and Note 2 to our unaudited condensed consolidated financial statements included in “Part I, Item 1—Financial Statements (Unaudited)” of this report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to various legal proceedings or claims that arise in the ordinary course of business. As of June 30, 2025, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

We have discovered and are developing small molecule drug candidates to treat neurodegenerative diseases. Our drug candidates target an endogenous neurotrophic factor which is expected to protect and repair neuronal networks, which we believe could ultimately result in improvements in clinical outcomes and disease-relevant biomarkers. The therapeutic promise of neurotrophic factors in neurodegenerative diseases had been hampered in earlier therapies by the lack of efficient and non-invasive delivery to the CNS. Our small molecule drug candidates are designed to penetrate the BBB and enhance the activity of a neurotrophic factor, but we cannot be certain of the safety and efficacy of our drug candidates in applicable patients or that our clinical trials will provide sufficient evidence that our design approach results in the intended therapeutic effect.

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

Following the readout of topline data from LIFT-AD, in September 2024 we announced our intention to focus on advancing the clinical development program for ATH-1105 as a potential treatment for ALS. We completed our first-in-human Phase 1 clinical trial in healthy volunteers evaluating the safety and tolerability of ATH-1105, in November 2024. The results of the Phase 1 clinical trial showed that ATH-1105 demonstrated a favorable safety profile and was well-tolerated in healthy volunteers, supporting continued clinical development. We have substantially completed preparation activities to enable initiation of a future clinical trial in people living with ALS, either by us or in conjunction with a partner subject to our continued exploration of strategic alternatives focused on maximizing stockholder value; however, our plans, including trial design, timing and other factors have not yet been finalized.

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

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of June 30, 2025, we had cash, cash equivalents and investments of $29.8 million. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months.

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

We have not generated any revenue from drug product sales and our drug candidates will require substantial additional investment before they may provide us with any revenue. We had net losses of $16.1 million and $53.2 million for the six months ended June 30, 2025 and 2024, respectively, and an accumulated deficit of $422.3 million as of June 30, 2025.

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

We are subject to the tax laws, regulations, and policies of several taxing jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise adversely affect our tax positions or our tax liabilities. For example, in August 2022, as part of the Inflation Reduction Act of 2022, or IRA, the United States enacted a 1% excise tax on stock buybacks and a 15% alternative minimum tax on adjusted financial statement income. Additionally, beginning in 2022, the Code eliminated the right to deduct research and development expenditures and instead requires taxpayers to capitalize and amortize U.S. and foreign research and development expenditures over five and 15 tax years, respectively. The One Big Beautiful Bill Act (or "OBBB"), enacted on July 4, 2025, revised these rules, permitting the deduction of certain U.S. research and development expenditures incurred in tax years beginning on or after January 1, 2025, but expenditures attributable to research and development conducted outside the U.S. must continue to be capitalized and amortized over a 15-year period. We do not anticipate a material impact on the Company resulting from the other provisions of OBBB, however, we continue to evaluate the full impact of OBBB on the Company. Additionally, many countries and local jurisdictions and organizations such as the Organization for Economic Cooperation and Development have proposed or implemented new tax laws or changes to existing tax laws, including additional taxes on payroll or employees. Any new or changes to tax laws could adversely affect our effective tax rate, operating results, tax credits or incentives or tax payments, which could have a material adverse effect on our business, cash flows, results of operations or financial condition.

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

Further, under the new leadership at the U.S. Department of Health and Human Services, or HHS, under the current administration, agency reorganization and mass layoffs due to the federal government reduction in force initiative may impact the normal operations at the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, President Trump issued an executive order entitled “Unleashing Prosperity Through Deregulation”, which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Fewer agency guidance documents could interfere with FDA programs or lead to more Complete Response Letters or refusals to approve products. Recent developments at the FDA include implementation of Elsa, a generative AI tool, across all centers at the agency, announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, and the announcement of a new Commissioner’s National Priority Voucher program to companies supporting certain U.S. national health priorities and interests. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration or other executive orders. To the extent agency changes lead to disruptions in FDA’s operations, including changes in funding for certain programs at the FDA, correspondence and regulatory review processes with the FDA may be materially delayed.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. It is difficult to predict how current and future legislation, executive actions, and litigation, including the executive orders, will be implemented, and the extent to which they will impact our business, our clinical development, and the FDA’s and other agencies’ ability to exercise their regulatory authority, including FDA’s pre-approval inspections and timely review of any regulatory filings or applications we submit to the FDA. To the extent any executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gave deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA's authority, lead to uncertainties in the industry, and disrupt the FDA's normal operations, any of which could impact the FDA’s review of our regulatory submissions. Further, mass layoffs, agency reorganizations, increased attrition, and changes in the leadership of the FDA and other federal agencies under the current administration may lead to new policies and changes in the regulations that could increase our compliance costs or delay our clinical development and timelines. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.

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

Further, to the extent the FDA materially changes its policies or regulatory requirements with respect to the accelerated approval program or its internal review process for such program, our clinical development plans and regulatory approval under such program could be materially impacted or delayed. On December 29, 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act, or FDORA, was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements. In January 2025, the Office of Inspector General, or OIG, raised concerns with FDA’s accelerated approval of three of the 24 drugs review by OIG. It is unclear how this OIG report, future policy changes, changes in the leadership of FDA, and new FDA regulations, including those that may be implemented under the current administration, will impact NDAs and our clinical development programs.

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

As discussed above, since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Further, on August 16, 2022, President Biden signed the IRA into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how additional challenges and healthcare reform measures of the current administration will impact the ACA. Complying with any new legislation and regulatory requirements could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Further, the Biden administration released an additional executive order on October 14, 2022, directing the U.S. Department of Health and Human Services, or HHS, to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. If HHS begins to set most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, that can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as other legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drug candidates if approved.

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

We own or in-license worldwide intellectual property rights to our small molecule candidates. Where appropriate, we may use strategic collaborations, licensing arrangements or partnerships to accelerate the development and maximize the commercial potential of our programs. For example, we are actively seeking a partner to assist with the development of ATH-1105 through a joint collaboration agreement, provision of non-dilutive funding, or a combination of these and other structures. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

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

As we conduct our clinical trials and continue to enroll patients in our current and future clinical trials, we may be subject to additional restrictions relating to privacy, data protection and data security. The collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals in the European Economic Area, or EEA, is subject to the EU General Data Protection Regulation, or GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Certain aspects of cross-border data transfers under the GDPR are subject to uncertainty, including as the result of legal proceedings in the EU. For example, in 2020, the Court of Justice for the EU invalidated the EU-U.S. Privacy Shield and imposed additional obligations in connection with the use of standard contractual clauses approved by the EU Commission. The United Kingdom, or UK, also made amendments to its data protection regime on June 19, 2025, in the UK Data (Use and Access) Act, which may impact the European Commission’s decision that the UK provides an adequate level of data protection and that generally permits personal data transfers from the EEA to the UK. This decision must be renewed in 2025. These and other developments with respect to cross-border data transfers may increase the complexity of transferring personal data across borders and may require us to review and amend our mechanisms relating to cross-border data transfer.

Further, the exit of the UK from the EU has created uncertainty regarding data protection regulation in the UK. The UK has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of up to the greater of £17.5 million or 4% of global turnover, and made targeted amendments to it in the UK Data (Use and Access) Act 2025. The GDPR and UK GDPR have increased our responsibility and liability in relation to personal data that we process where subject to these regimes, and we may be required to put in place or modify policies and measures to ensure compliance with the GDPR, including as implemented by individual countries, and the UK GDPR, each of which may require us to modify our policies and procedures and engage in additional contractual negotiations, and which may cause us to incur liabilities, expenses, costs, and operational losses. Compliance with the GDPR and UK GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite our efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our activities in the EEA and the UK.

In addition, in the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). California has enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The California Privacy Rights Act of 2020 (CPRA), which became operative January 1, 2023, expands the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA and CPRA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. Additionally, numerous other states have proposed or enacted laws addressing privacy and security, including Washington's My Health, My Data Act, and several laws imposing obligations similar to those of the CCPA. The U.S. Department of Justice also has issued rules regarding certain bulk sensitive personal data transfers. The U.S. federal government also is contemplating federal privacy legislation. The CCPA, CPRA, and other evolving legislation relating to privacy, data protection, and information security may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

We intend to monitor the closing bid price of our common stock and consider available options to resolve the noncompliance with the closing bid price requirement, which could include seeking to effect a reverse stock split. At our 2025 annual meeting of stockholders on May 29, 2025, our stockholders approved proposed amendments to our Amended and Restated Certificate of Incorporation that would permit, but not require, us to effect a reverse stock split of our outstanding common stock, which has not yet been effected to date.

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

Our directors, executive officers, significant holders of our outstanding common stock and their respective affiliates beneficially own a substantial amount of our outstanding common stock as of June 30, 2025. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

We are an “emerging growth company”, a “smaller reporting company” and a “non-accelerated filer”, and the reduced disclosure requirements available to us may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, as well as a “smaller reporting company” and a “non-accelerated filer.” For so long as we remain an emerging growth company or smaller reporting company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies or smaller reporting companies. These exemptions include, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will lose our status as an emerging growth company on December 31, 2025; however, we qualify as a smaller reporting company and we will remain a smaller reporting company so long as, as of June 30 of the preceding year, (i) the market value of our common shares held by non-affiliates, or our public float, is less than $250 million; or (ii) we have annual revenues less than $100 million and either we have no public float or our public float is less than $700 million. In addition, so long as we qualify as a non-accelerated filer, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

As a public company, and particularly after we are no longer an emerging growth company or smaller reporting company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Capital Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have hired, and expect that we will continue to need to hire, additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We continue to evaluate and monitor these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Athira Pharma, Inc.

Date: August 7, 2025	By:	/s/ Mark Litton
Mark Litton
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Robert Renninger
Robert Renninger
Senior Vice President, Finance and Accounting (Principal Financial and Accounting Officer)