Form 10-Q
period 2025-09-30
Athira Pharma, Inc.
filed 2025-11-06
CIK 1620463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, there were 3,943,887 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Athira Pharma, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,874	$48,438
Short-term investments	4,352	2,837
Prepaid expenses and other current assets	1,799	3,566
Total current assets	27,025	54,841
Restricted cash	631	631
Property and equipment, net	1,715	2,444
Operating lease right-of-use asset	607	808
Other long-term assets	55	55
Total assets	$30,033	$58,779
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$266	$319
Accrued liabilities	2,069	12,402
Current operating lease liability	452	414
Total current liabilities	$2,787	$13,135
Operating lease liability, less current portion	460	803
Total liabilities	3,247	13,938
Stockholders' equity:
Common stock, $0.0001 par value; 90,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; 3,943,887 and 3,904,049 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively (1)	4	4
Additional paid-in capital	455,650	450,982
Accumulated other comprehensive (loss) income	(2)	1
Accumulated deficit	(428,866)	(406,146)
Total stockholders' equity	26,786	44,841
Total liabilities and stockholders' equity	$30,033	$58,779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1) The Company effected a reverse stock split of its outstanding shares of common stock on September 17, 2025 where every ten shares of its common stock issued and outstanding was converted into one share of common stock. Any fractional post-split shares as a result of the reverse stock split were rounded down to the nearest whole post-split share. Stockholders of the Company previously authorized the Board of Directors to approve a reverse stock split at the Company's annual meeting on May 29, 2025. All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been restated to reflect the reverse stock split on a retroactive basis in all periods presented.

Athira Pharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$2,825	$17,922	$10,788	$61,312
General and administrative	4,049	7,572	12,913	19,897
Legal expense	—	4,127	—	4,127
Total operating expenses	6,874	29,621	23,701	85,336
Loss from operations	(6,874)	(29,621)	(23,701)	(85,336)
Other income, net	263	880	981	3,399
Net loss	$(6,611)	$(28,741)	$(22,720)	$(81,937)
Unrealized (loss) gain on available-for-sale securities	1	41	(3)	352
Comprehensive loss attributable to common stockholders	$(6,610)	$(28,700)	$(22,723)	$(81,585)
Net loss per share attributable to common stockholders, basic and diluted	$(1.68)	$(7.46)	$(5.80)	$(21.33)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted (1)	3,943,887	3,851,758	3,919,258	3,840,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1) The Company effected a reverse stock split of its outstanding shares of common stock on September 17, 2025 where every ten shares of its common stock issued and outstanding was converted into one share of common stock. Any fractional post-split shares as a result of the reverse stock split were rounded down to the nearest whole post-split share. Stockholders of the Company previously authorized the Board of Directors to approve a reverse stock split at the Company's annual meeting on May 29, 2025. All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been restated to reflect the reverse stock split on a retroactive basis in all periods presented.

Athira Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2025

(in thousands, except share amounts)

(unaudited)

				Accumulated
	Common Stock (1)		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2025	3,904,049	$4	$450,982	$1	$(406,146)	$44,841
Issuance of common stock upon vesting of restricted stock units	150	—	—	—	—	—
Stock-based compensation	—	—	1,637	—	—	1,637
Unrealized loss on available-for-sale securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(9,143)	(9,143)
Balance as of March 31, 2025	3,904,199	$4	$452,619	$(4)	$(415,289)	$37,330

Issuance of common stock upon vesting of restricted stock units	29,688	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	10,000	—	24	—	—	24
Stock-based compensation	—	—	1,597	—	—	1,597
Unrealized loss on available-for-sale securities	—	—	—	1	—	1
Net loss	—	—	—	—	(6,966)	(6,966)
Balance as of June 30, 2025	3,943,887	$4	$454,240	$(3)	$(422,255)	$31,986
Stock-based compensation	—	—	1,410	—	—	1,410
Unrealized loss on available-for-sale securities	—	—	—	1	—	1
Net loss	—	—	—	—	(6,611)	(6,611)
Balance as of September 30, 2025	3,943,887	$4	$455,650	$(2)	$(428,866)	$26,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1) The Company effected a reverse stock split of its outstanding shares of common stock on September 17, 2025 where every ten shares of its common stock issued and outstanding was converted into one share of common stock. Any fractional post-split shares as a result of the reverse stock split were rounded down to the nearest whole post-split share. Stockholders of the Company previously authorized the Board of Directors to approve a reverse stock split at the Company's annual meeting on May 29, 2025. All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been restated to reflect the reverse stock split on a retroactive basis in all periods presented.

Athira Pharma, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2024

(in thousands, except share amounts)

(unaudited)

				Accumulated
	Common Stock (1)		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2024	3,817,259	$4	$439,739	$(349)	$(309,206)	$130,188
Issuance of common stock upon vesting of restricted stock units	15,405	—	—	—	—	—
Stock-based compensation	—	—	2,679	—	—	2,679
Unrealized gain on available-for-sale securities	—	—	—	212	—	212
Net loss	—	—	—	—	(26,337)	(26,337)
Balance as of March 31, 2024	3,832,664	$4	$442,418	$(137)	$(335,543)	$106,742
Issuance of common stock upon vesting of restricted stock units	200	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	11,072	—	148	—	—	148
Stock-based compensation	—	—	3,205			3,205
Unrealized gain on available-for-sale securities	—	—	—	99		99
Net loss	—	—	—	—	(26,859)	(26,859)
Balance as of June 30, 2024	3,843,937	$4	$445,771	$(38)	$(362,402)	$83,335
Issuance of common stock upon vesting of restricted stock units	7,566	—	12	—	—	12
Issuance of common stock under employee stock purchase plan	15,404	—	—	—	—	—
Stock-based compensation	—	—	2,936			2,936
Unrealized gain on available-for-sale securities	—	—	—	41		41
Net loss	—	—	—	—	(28,741)	(28,741)
Balance as of September 30, 2024	3,866,906	$4	$448,719	$3	$(391,143)	$57,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1) The Company effected a reverse stock split of its outstanding shares of common stock on September 17, 2025 where every ten shares of its common stock issued and outstanding was converted into one share of common stock. Any fractional post-split shares as a result of the reverse stock split were rounded down to the nearest whole post-split share. Stockholders of the Company previously authorized the Board of Directors to approve a reverse stock split at the Company's annual meeting on May 29, 2025. All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been restated to reflect the reverse stock split on a retroactive basis in all periods presented.

Athira Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(22,720)	$(81,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,644	8,820
Depreciation expense	729	727
Non-cash lease expense	201	178
Amortization of premiums and accretion of discounts on available-for-sale securities, net	(262)	(488)
Loss on disposal of equipment	—	7
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets, net	1,767	2,930
Accounts payable and accrued liabilities	(10,386)	(1,123)
Operating lease liability	(305)	(271)
Net cash used in operating activities	(26,332)	(71,157)
Investing activities
Purchases of available-for-sale securities	(19,605)	(11,322)
Maturities of available-for-sale securities	18,349	68,997
Purchases of property and equipment	—	(33)
Net cash (used in) provided by investing activities	(1,256)	57,642
Financing activities
Proceeds from issuance of common stock under employee stock purchase plan	24	160
Net cash provided by financing activities	24	160
Net decrease in cash, cash equivalents and restricted cash	(27,564)	(13,355)
Cash, cash equivalents and restricted cash, beginning of period	49,069	91,215
Cash, cash equivalents and restricted cash, end of period	$21,505	$77,860

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

Liquidity and Capital Resources

Since the Company’s inception, it has funded its operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From the Company’s inception through September 30, 2025, it has raised aggregate net cash proceeds of $407.4 million primarily from the issuance of its common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes.

As of September 30, 2025, the Company had cash, cash equivalents and investments of $25.2 million. The Company’s net loss for the nine months ended September 30, 2025 was $22.7 million and cash used in operations for the nine months ended September 30, 2025 was $26.3 million. Since the Company’s inception, it has devoted substantially all of its resources to its research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Based upon the Company’s current operating plan, it estimates that its $25.2 million of cash, cash equivalents and investments at September 30, 2025 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months. Historically, the Company has incurred net losses from continuing operations and negative operating cash flows. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs; therefore, the Company expects it will need to continue to raise additional capital to accomplish its operating plan. The Company has a sales agreement in place with Cantor Fitzgerald & Co., or Cantor Fitzgerald, and BTIG, LLC, or BTIG, for an “at the market” equity offering facility through which it may offer and sell shares of its common stock equaling an aggregate amount up to $75.0 million, subject to applicable limitations on sales pursuant to SEC rules and regulations pertaining to the Company’s Registration Statement on Form S-3. The Company has not sold any securities pursuant to this ATM offering. Should it be determined to be strategically advantageous, the Company could pursue public and private offerings of its equity securities similar to those the Company has previously completed, debt financings, or other strategic transactions, which could include income from collaboration, licensing or similar arrangements with third parties, receiving research contributions, or grants, an acquisition or merger or reverse merger, business combination, sale of the Company, sale, exclusive license or other disposition of all or a portion of our assets, a return of capital to stockholders, or other transaction.

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

The Company effected a reverse stock split on September 17, 2025 of its outstanding shares of common stock at a ratio of 1-for-10 pursuant to a Certificate of Amendment to the Company's Certificate of Incorporation filed with the Secretary of State of the State of Delaware, or the reverse stock split. The reverse stock split was reflected on the Nasdaq Capital Market beginning with the opening of trading on September 18, 2025. The reverse stock split did not change the par value of the Company's common stock. The reverse stock split reduced the total number of authorized number of shares of the Company's common stock from 900,000,000 to 90,000,000 and the total number of authorized shares of the Company’s capital from 1,000,000,000 to 190,000,000. All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been restated to reflect the reverse stock split on a retroactive basis in all periods presented.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of September 30, 2025, and condensed consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, are unaudited. The balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2024. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2025, and the unaudited condensed consolidated results of its operations and its cash flows for the three and nine months ended September 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025 and 2024 are also unaudited. The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2025.

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

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$20,874	$48,438
Restricted cash	631	631
Cash, cash equivalents and restricted cash	$21,505	$49,069

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

As of December 31, 2024, the accrued liability balance associated with the Restructuring was $0.4 million and was included in the accrued expenses line of the accompanying consolidated balance sheet. Cash paid during the year ended December 31, 2024 associated with the termination benefits was $2.5 million. The remaining $0.4 million accrued as of December 31, 2024 was settled during the nine months ended September 30, 2025.

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

The following tables reflect the Company’s financial asset balances measured at fair value on a recurring basis (in thousands):

	September 30, 2025
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$21	$—	$—	$21
U.S. government debt and agency securities	2	3,637	—	—	3,637
Commercial paper	2	12,473	—	(2)	12,471
Total cash equivalents		$16,131	$—	$(2)	$16,129
Short-term investments:
Commercial paper	2	2,684	—	—	2,684
U.S. government debt and agency securities	2	1,668	—	—	1,668
Total short-term investments		$4,352	$—	$—	$4,352

	December 31, 2024
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$30	$—	$—	$30
U.S. government debt and agency securities	2	10,297	2	—	10,299
Commercial paper	2	19,394	—	(1)	19,393
Total cash equivalents		$29,721	$2	$(1)	$29,722
Short-term investments:
Commercial paper	2	1,445	—	—	1,445
U.S. government debt and agency securities	2	1,392	—	—	1,392
Total short-term investments		$2,837	$—	$—	$2,837

All the commercial paper, U.S. government debt and agency securities, U.S. treasury bills, and corporate bonds designated as short-term investments have an effective maturity date that is equal to or less than one year from the respective balance sheet date.

As of September 30, 2025, the Company does not intend to sell any securities in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell such securities prior to the recovery of the amortized cost basis. Based on the Company's assessment, the Company concluded all impairments as of September 30, 2025 to be due to factors other than credit loss, such as changes in interest rates. A credit loss allowance was not recognized and the unrealized losses for available-for-sale securities were recorded in other comprehensive loss.

4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Lab equipment	$705	$705
Office furniture, fixtures, and computer equipment	712	712
Leasehold improvement	4,322	4,322
Property and equipment, at cost	5,739	5,739
Less: accumulated depreciation	(4,024)	(3,295)
Property and equipment, net	$1,715	$2,444

Depreciation expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2025, respectively. Depreciation expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2024, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Research and development	$738	$3,424
Employee compensation and benefits	509	2,990
Legal expense	—	4,127
Professional services and other	822	1,861
Total accrued liabilities	$2,069	$12,402

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses:
Fosgonimeton (ATH-1017)	$317	$10,078	$2,180	$37,602
ATH-1105	673	2,438	2,834	6,793
ATH-1020	—	135	5	470
Preclinical programs and other costs	268	869	928	2,927
Personnel-related costs, excluding stock- based compensation	895	3,180	2,811	9,966
Total research and development expenses	2,153	16,700	8,758	57,758
General and administrative expenses	3,067	9,742	9,569	18,031
Other segment expenses(a)	1,654	3,179	5,374	9,547
Total operating expenses	6,874	29,621	23,701	85,336
Loss from operations	(6,874)	(29,621)	(23,701)	(85,336)
Other income, net	263	880	981	3,399
Net loss	$(6,611)	$(28,741)	$(22,720)	$(81,937)

(a)Other segment expenses includes stock-based compensation and depreciation expenses.

7. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may be subject to various legal proceedings or claims that arise in the ordinary course of business. The Company accrues a liability when the Company's management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. There were no material litigation-related accruals recorded as of September 30, 2025.

Operating Leases

The Company has operating leases for laboratory and office facilities in Bothell, Washington that expire in August 2027. The initial terms of the leases range from 6.3 to 7 years and the Company has options to extend the leases for an additional five years that it is not reasonably certain to exercise. As of September 30, 2025, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

September 30, 2025
Remaining 2025	$126
2026	$509
2027	$346
Total undiscounted lease payments	$981
Present value adjustment for minimum lease commitments	$(69)
Net lease liability	$912

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

September 30, 2025
Weighted average remaining lease term (years)	$1.9
Weighted average discount rate	8.1%

Operating lease expense and variable lease expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$89	$89	$265	$265
Variable lease expense	45	41	131	108

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

The Company has reserved the following shares of common stock for future issuance, on an as-converted basis, as follows:

	September 30,	December 31,
	2025	2024
Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	1,299,857	1,023,497
Shares available for future grant under the 2020 Equity Incentive Plan	55,644	166,638
Shares available for future grant under the Employee Stock Purchase Plan	162,885	133,844
Shares available for future grant under the 2024 Inducement Equity Incentive Plan	35,000	35,000
Total	1,553,386	1,358,979

The Company’s 2020 Equity Incentive Plan, or the 2020 Plan, provides for annual increases in the number of shares that may be issued under the 2020 Plan on January 1, 2021 and each subsequent January 1 thereafter by a number of shares equal to the least of (1) 323,000 shares, (2) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (3) an amount determined by the Company’s board of directors.

The Company’s 2020 Employee Stock Purchase Plan, or the ESPP, provides for annual increases in the number of shares that may be issued under the ESPP on January 1, 2021 and each subsequent January 1 thereafter by a number of shares equal to the least of (1) 64,600 shares, (2) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (3) an amount determined by the Company’s board of directors.

In February 2024, the board of directors adopted the Athira Pharma, Inc. 2024 Inducement Equity Incentive Plan, or the 2024 Inducement Plan, and, subject to the adjustment provisions of the 2024 Inducement Plan, reserved 75,000 shares of the Company's common stock for issuance pursuant to equity awards granted under the 2024 Inducement Plan.

Effective January 1, 2025, the Company’s 2020 Plan and ESPP reserves increased by 195,204 shares and 39,040 shares, respectively.

9. Stock-based Compensation

Stock‑based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$574	$1,124	$1,737	$3,263
General and administrative	836	1,812	2,907	5,557
Total stock-based compensation expense	$1,410	$2,936	$4,644	$8,820

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

The fair value of options granted during the nine months ended September 30, 2025 and 2024 was $0.4 million and $10.2 million, respectively. The fair value of restricted stock units granted during the nine months ended September 30, 2025 was $0.2 million. There were no restricted stock units granted during the nine months ended September 30, 2024.

Stock Option Activity

Changes in shares available for grant under the 2020 Plan and the 2024 Inducement Plan during the nine months ended September 30, 2025 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2024	201,638
2020 Plan reserve increase on January 1, 2025	195,277
Options and restricted stock units granted	(551,384)
Options and restricted stock units forfeited, cancelled, or expired	245,113
Shares available for grant at September 30, 2025	90,644

A summary of stock option activity under the 2020 Plan and the 2024 Inducement Plan for the nine months ended September 30, 2025 is as follows:

	Shares	Weighted- Average Exercise price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	961,156	$60.83	8.08	$130
Granted	490,488	3.90
Exercised	—	—
Forfeited/expired	(238,736)	63.05
Balance at September 30, 2025	1,212,908	$37.37	8.39	$113
Expected to vest	670,785	$11.99	9.39	$109
Options exercisable	542,123	$68.76	7.15	$4

The total fair value of options granted that vested during the nine months ended September 30, 2025 and 2024 was $5.9 million and $9.2 million, respectively.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock underlying all options that were in-the-money at September 30, 2025. There were no options exercised during the nine months ended September 30, 2025 and 2024. As of September 30, 2025, there was $4.7 million of total unrecognized compensation cost related to non-vested stock options. The Company expects to recognize this cost over a remaining weighted-average period of 1.90 years. The Company utilizes newly issued shares to satisfy option exercises.

Stock options outstanding and exercisable under the 2020 Plan and the 2024 Inducement Plan consisted of the following at September 30, 2025:

Exercise Price ($)	Options Outstanding	Options Exercisable
3.13 to 7.14	570,690	70,422
10.40 to 42.20	430,626	269,631
89.3 to 199.40	185,933	176,411
200.55 to 294.10	25,659	25,659
Total	1,212,908	542,123

Restricted Stock Unit Activity

A summary of restricted stock unit, or RSU, activity under the 2020 Plan for the nine months ended September 30, 2025 is as follows:

	Share Equivalent	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2024	62,259	$4.57
Granted	60,896	$3.76
Cancelled	(6,377)	$4.16
Vested	(29,829)	$4.50
Non-vested at September 30, 2025	86,949	$4.02

As of September 30, 2025, there was $0.1 million of total unrecognized compensation cost related to non-vested RSUs. The Company expects to recognize this cost over a remaining weighted-average period of 0.38 years.

10. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Nine Months Ended September 30,
	2025	2024
Stock options to purchase common stock	1,212,908	1,078,344
Non-vested Restricted Stock Units	86,949	200
Employee stock purchase plan	2,330	871
Total	1,302,187	1,079,415

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

To date, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock in our IPO and in a subsequent follow-on public offering, the sale and issuance of convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From inception to September 30, 2025, we have raised aggregate net cash proceeds of approximately $407.4 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes. We have incurred significant operating losses to date. Our net losses were $22.7 million and $81.9 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $428.9 million and cash, cash equivalents and investments of $25.2 million.

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

Recent Developments

Nasdaq listing transfer, reverse stock split and compliance with the Minimum Bid Requirement

On April 4, 2025, we filed an application to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market, which transfer was approved and occurred on April 17, 2025.

On September 10, 2025, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”), with the Secretary of State of the State of Delaware to effect a 10-for-1 reverse stock split of the shares of our common stock, par value $0.0001 per share, effective as of 5:00 p.m., Eastern Time, on September 17, 2025 (the “reverse stock split”). The total number of authorized shares of our common stock will be reduced from 900,000,000 to 90,000,000 and the total number of authorized shares of our capital stock will be reduced from 1,000,000,000 to 190,000,000. Our common stock began trading on a post-split basis on The Nasdaq Capital Market as of the open of trading on September 18, 2025, and our trading symbol continued to be “ATHA”.

On October 2, 2025, we received written notice from Nasdaq notifying us that since the closing bid price for our common stock was $1.00 per share or greater for ten consecutive business days, we regained compliance with Nasdaq's $1.00 per share minimum closing bid price requirement (the "Minimum Bid Requirement", and this matter is now closed.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,
			Dollar	%
	2025	2024	Change	Change
	(in thousands)
Operating expenses:
Research and development	$2,825	$17,922	$(15,097)	-84%
General and administrative	4,049	7,572	(3,523)	-47%
Legal expense	—	4,127	(4,127)	*
Total operating expenses	6,874	29,621	(22,747)	-77%
Loss from operations	(6,874)	(29,621)	22,747	-77%
Other income, net	263	880	(617)	-70%
Net loss	$(6,611)	$(28,741)	$22,130	-77%

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended September 30,
			Dollar	%
	2025	2024	Change	Change
	(in thousands)
Direct costs:
Fosgonimeton (ATH-1017)	$317	$10,078	$(9,761)	-97%
ATH-1105	673	2,438	(1,765)	-72%
ATH-1020	—	135	(135)	-100%
Preclinical programs and other direct costs	61	439	(378)	-86%
Total direct costs	1,051	13,090	(12,039)	-92%
Indirect costs:
Personnel-related costs, including stock- based compensation	1,469	4,304	(2,835)	-66%
Facilities and other costs	305	528	(223)	-42%
Total research and development expenses	$2,825	$17,922	$(15,097)	-84%

*Not meaningful.

Research and development expenses decreased by $15.1 million, from $17.9 million for the three months ended September 30, 2024 to $2.8 million for the three months ended September 30, 2025. The decrease was driven primarily by decreases in fosgonimeton program costs of $9.8 million, personnel-related expenses of $2.8 million, and ATH-1105 program costs of $1.8 million. The decrease in fosgonimeton program costs of $9.8 million was driven by decreases in contract research organization, other third party vendors and clinical site visit costs of $8.7 million following the completion of our Phase 2/3 LIFT-AD clinical trial and the conclusion of our corresponding open-label extension for our Phase 2 ACT-AD and Phase 2/3 LIFT-AD clinical trials in the prior year and a decrease in contract manufacturing costs of $0.7 million.

General and Administrative Expenses

General and administrative expenses decreased by approximately $3.6 million, from $7.6 million for the three months ended September 30, 2024 to $4.0 million for the three months ended September 30, 2025. The decrease was primarily due to a decrease in personnel-related expenses of $2.9 million.

Other Income, Net

Other income, net, decreased by $0.6 million, from $0.9 million for the three months ended September 30, 2024 to $0.3 million for the three months ended September 30, 2025 due to lower income from accretion of discounts on debt securities purchased below par value and held to maturity and lower interest income earned on our available-for-sale securities. These decreases resulted primarily from lower balances of available-for-sale securities held during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,
			Dollar	%
	2025	2024	Change	Change
	(in thousands)
Operating expenses:
Research and development	$10,788	$61,312	$(50,524)	-82%
General and administrative	$12,913	19,897	(6,984)	-35%
Legal expense	—	4,127	(4,127)	*
Total operating expenses	23,701	85,336	(61,635)	-72%
Loss from operations	(23,701)	(85,336)	61,635	-72%
Other income, net	981	3,399	(2,418)	-71%
Net loss	$(22,720)	$(81,937)	$59,217	-72%

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Nine Months Ended September 30,
			Dollar	%
	2025	2024	Change	Change
	(in thousands)
Direct costs:
Fosgonimeton (ATH-1017)	$2,180	$37,602	$(35,422)	-94%
ATH-1105	2,834	6,793	(3,959)	-58%
ATH-1020	5	470	(465)	-99%
Preclinical programs and other direct costs	266	1,419	(1,153)	-81%
Total direct costs	5,285	46,284	(40,999)	-89%
Indirect costs:
Personnel-related costs, including stock- based compensation	4,549	13,229	(8,680)	-66%
Facilities and other costs	954	1,799	(845)	-47%
Total research and development expenses	$10,788	$61,312	$(50,524)	-82%

Research and development expenses decreased by $50.5 million, from $61.3 million for the nine months ended September 30, 2024 to $10.8 million for the nine months ended September 30, 2025. The decrease was driven primarily by decreases in fosgonimeton program costs of $35.4 million, personnel-related expenses of $8.7 million, and ATH-1105 program costs of $4.0 million. The decrease in fosgonimeton program costs of $35.4 million was driven by decreases in contract research organization, other third party vendors and clinical site visit costs of $26.2 million following the completion of our Phase 2/3 LIFT-AD clinical trial and the conclusion of our corresponding open-label extension for our Phase 2 ACT-AD and Phase 2/3 LIFT-AD clinical trials in the prior year and a decrease in contract manufacturing costs of $6.8 million.

General and Administrative Expenses

General and administrative expenses decreased by approximately $7.0 million, from $19.9 million for the nine months ended September 30, 2024 to $12.9 million for the nine months ended September 30, 2025. The decrease was primarily due to a decrease in personnel-related expenses of $8.7 million.

Other Income, Net

Other income, net, decreased by $2.4 million, from $3.4 million for the nine months ended September 30, 2024 to $1.0 million for the nine months ended September 30, 2025 due to lower income from accretion of discounts on debt securities purchased below par value and held to maturity and lower interest income earned on our available-for-sale securities. These decreases resulted primarily from lower balances of available-for-sale securities held during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From our inception through September 30, 2025, we have raised aggregate net cash proceeds of $407.4 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes.

As of September 30, 2025, we had $25.2 million in cash, cash equivalents and investments and have not generated positive cash flows from operations. Since our inception, we have devoted substantially all of our resources to our research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Material Cash and Future Funding Requirements

Our material cash requirements include our operating leases for laboratory and office facilities. As of September 30, 2025, we had lease payment obligations of $1.0 million, with $0.5 million payable within 12 months. For additional information regarding our lease commitments, see Note 7 to our consolidated financial statements included elsewhere in this report. Additionally, we have purchase obligations and open purchase orders that support normal operations and are primarily due in the next 12 months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions. We anticipate that our research and development expenses and our general and administrative expenses will remain lower in the near-term as a result of our decision to pause further development of fosgonimeton and to shift our focus to the clinical development of ATH-1105, and our decrease in headcount as a result of the Restructuring.

Based upon our current operating plan, we estimate that our $25.2 million of cash, cash equivalents and investments at September 30, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, including to the extent we identify and enter into any potential strategic transaction. We will need to raise substantial additional capital to fund the development of our drug candidates. Until such time as we can generate significant revenue from drug product sales, we expect to finance our operations through the sale of equity securities, debt financings, or other capital, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants. For example, in January 2023, we entered into a sales agreement with Cantor Fitzgerald and BTIG, LLC, or BTIG, to sell shares of our common stock having aggregate sales proceeds of up to $75.0 million, from time to time, subject to applicable limitations on sales pursuant to SEC rules and regulations, through an ATM equity offering program under which Cantor Fitzgerald and BTIG are acting as sales agents. As of the date of this report, we have not sold any securities pursuant to this ATM offering. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be negatively impacted by potential adverse global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our drug product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(26,332)	$(71,157)
Investing activities	(1,256)	57,642
Financing activities	24	160
Net decrease in cash, cash equivalents and restricted cash	$(27,564)	$(13,355)

Operating Activities

During the nine months ended September 30, 2025, net cash used in operating activities was $26.3 million. This consisted primarily of a net loss of $22.7 million, partially offset by non-cash charges of $5.3 million, and an increase in our net operating assets of $8.9 million. The non-cash charges primarily consisted of stock-based compensation expense, depreciation expense, non-cash lease expense, and amortization of premiums and accretion of discounts on available-for-sale securities. The increase in our net operating assets was primarily due to a decrease in accrued expenses, partially offset by an increase in accounts payable and a decrease in prepaid expenses and other assets.

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

Investing Activities

During the nine months ended September 30, 2025, net cash used in investing was $1.3 million. This consisted of purchases of available-for-sale securities of $19.6 million, partially offset by maturities of available-for-sale securities of $18.3 million.

During the nine months ended September 30, 2024, net cash provided by investing was $57.6 million. This consisted of maturities of available-for-sale securities of $69.0 million, partially offset by purchases of available-for-sale securities of $11.3 million.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $0.02 million, consisting of proceeds received from the issuance of common stock under our employee stock purchase plan.

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

During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on February 27, 2025 and Note 2 to our unaudited condensed consolidated financial statements included in “Part I, Item 1—Financial Statements (Unaudited)” of this report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to various legal proceedings or claims that arise in the ordinary course of business. As of September 30, 2025, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of September 30, 2025, we had cash, cash equivalents and investments of $25.2 million. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months.

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

We have not generated any revenue from drug product sales and our drug candidates will require substantial additional investment before they may provide us with any revenue. We had net losses of $22.7 million and $81.9 million for the nine months ended September 30, 2025 and 2024, respectively, and an accumulated deficit of $428.9 million as of September 30, 2025.

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

Further, under the current administration, agency reorganization, government shutdown, lapse of U.S. government appropriations, and mass layoffs due to the federal government reduction in force initiative may impact the normal operations at the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, President Trump issued an executive order entitled “Unleashing Prosperity Through Deregulation”, which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Fewer agency guidance documents could interfere with FDA programs or lead to more Complete Response Letters or refusals to approve products. Recent developments at the FDA include implementation of Elsa, a generative AI tool, across all centers at the agency, announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, and the announcement of a new Commissioner’s National Priority Voucher program to companies supporting certain U.S. national health priorities and interests. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. Further, FDA's "real-time" release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our competitive advantage and intellectual property. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration or other executive orders. To the extent agency changes and government shutdown lead to disruptions in FDA’s operations, including changes in funding for certain programs at the FDA, correspondence and regulatory review processes with the FDA may be materially delayed.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Further, the Biden administration released an additional executive order on October 14, 2022, directing the U.S. Department of Health and Human Services, or HHS, to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. On September 30, 2025, the government announced the first agreement with a major pharmaceutical company, Pfizer, to bring American drug prices in line with the lowest paid by other developed nations, requiring the company to offer medicines at a deep discount off the list price when selling directly to American patients. Such agreements and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as other legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drug candidates if approved.

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

We own or in-license worldwide intellectual property rights to our small molecule candidates. Where appropriate, we may use strategic collaborations, licensing arrangements or partnerships to accelerate the development and maximize the commercial potential of our programs. For example, we have been exploring partnership opportunities to assist with the development of ATH-1105 through a joint collaboration agreement, provision of non-dilutive funding, or a combination of these and other structures. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

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

As we conduct our clinical trials and continue to enroll patients in our current and future clinical trials, we may be subject to additional restrictions relating to privacy, data protection and data security. The collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals in the European Economic Area, or EEA, is subject to the EU General Data Protection Regulation, or GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Certain aspects of cross-border data transfers under the GDPR are subject to uncertainty, including as the result of legal proceedings in the EU. For example, in 2020, the Court of Justice for the EU invalidated the EU-U.S. Privacy Shield and imposed additional obligations in connection with the use of standard contractual clauses approved by the EU Commission. The United Kingdom, or UK, also made amendments to its data protection regime on June 19, 2025, in the UK Data (Use and Access) Act, or DUAA which may impact the European Commission’s decision that the UK provides an adequate level of data protection and that generally permits personal data transfers from the EEA to the UK. This decision must be renewed in 2025. The European Commission has proposed to renew the United Kingdom's adequacy decision after assessing the DUAA, but additional procedural steps remain, creating some uncertainty regarding such decision. These and other developments with respect to cross-border data transfers may increase the complexity of transferring personal data across borders and may require us to review and amend our mechanisms relating to cross-border data transfer.

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

Risks Related to Ownership of Our Common Stock

Our reverse stock split to regain compliance with the Nasdaq Capital Market Minimum Bid Requirement may not result in a lasting proportional increase in the per share price of our common stock and may decrease the liquidity of our common stock. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain the Minimum Bid Requirement, and

Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Requirement exists if the deficiency continues for a period of 30 consecutive business days. On October 16, 2024, we received written notice from the Listing Qualifications Department of Nasdaq notifying us that, based on the closing bid price of our common stock for the previous 30 consecutive business days, we did not comply with the Minimum Bid Requirement for continued listing on The Nasdaq Global Market, and that we had until April 14, 2025 to regain such compliance. On April 15, 2025, we received a letter from Nasdaq approving the transfer of the listing of the Company’s common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market, granting an additional 180-day grace period, or until October 13, 2025, to regain compliance with the Minimum Bid Requirement. To regain compliance, our Board of Directors and stockholders approved a 1-for-10 reverse stock split. Although we have regained compliance with the Nasdaq’s listing standards, the long-term effect of the reverse stock split, if any, on the market price for our common stock cannot be accurately predicted. Since the effective date of the reverse stock split on September 17, 2025, the trading price of our common stock increased. From time to time it has traded below the proportionately-adjusted closing price on September 17, 2025. Because some investors may view a reverse stock split negatively, any such decrease may be the result, at least in part, of the reverse stock split. Further, the liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that are outstanding following the reverse stock split.

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

Our directors, executive officers, significant holders of our outstanding common stock and their respective affiliates beneficially own a substantial amount of our outstanding common stock as of September 30, 2025. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

The trading prices for shares of biopharmaceutical companies have in the past been and could in the future be highly volatile as a result of health epidemics, and the trading prices for shares of our common stock could also experience high volatility. In the event of an emergence of new disease outbreaks or a resurgence of COVID-19, we could face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from a health epidemic, could materially and adversely affect our business and the value of our common stock.

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

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-39503	3.1	November 12, 2020

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated May 23, 2024	8-K	001-39503	3.1	May 29, 2024

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated September 10, 2025	8-K	001-39503	3.1	September 11, 2025

3.4	Amended and Restated Bylaws of the Company	8-K	001-39503	3.1	November 18, 2022

10.1**	2014 Equity Incentive Plan, as amended

10.2**	2020 Equity Incentive Plan, as amended

10.3**	2020 Employee Stock Purchase Plan, as amended and Form of Subscription Agreement Thereunder

10.4**	2024 Inducement Equity Incentive Plan and related form agreements

10.5**	Outside Director Compensation Policy, as amended

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Athira Pharma, Inc.

Date: November 6, 2025	By:	/s/ Mark Litton
Mark Litton
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Robert Renninger
Robert Renninger
Senior Vice President, Finance and Accounting (Principal Financial and Accounting Officer)