Form 10-Q
period 2026-03-31
LeonaBio, Inc.
filed 2026-05-07
CIK 1620463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 5, 2026, there were 9,393,514 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

This report includes our trademarks and registered trademarks, including LeonaBio,Inc logo, and other trademarks or service marks of LeonaBio. Each other trademark, trade name or service mark appearing in this report belongs to its holder.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LeonaBio, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$32,833	$69,276
Short-term investments	34,846	19,055
Prepaid expenses and other current assets	1,523	1,127
Total current assets	69,202	89,458
Restricted cash	631	631
Property and equipment, net	1,241	1,472
Operating lease right-of-use asset	461	535
Other long-term assets	55	55
Total assets	$71,590	$92,151
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,764	$4,587
Accrued liabilities	4,424	4,963
Sermonix pre-funded warrant	—	37,488
Current operating lease liability	478	465
Total current liabilities	6,666	47,503
Operating lease liability, less current portion	213	338
Milestone liability	14,187	15,116
Other long-term liabilities	1,221	1,404
Total liabilities	$22,287	$64,361
Stockholders' equity:
Common stock, $0.0001 par value; 400,000,000 and 90,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively; 9,393,514 and 9,335,913 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	594,018	539,548
Accumulated other comprehensive (loss) income	(13)	(4)
Accumulated deficit	(544,703)	(511,755)
Total stockholders' equity	49,303	27,790
Total liabilities and stockholders' equity	$71,590	$92,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LeonaBio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$11,262	$4,302
Milestone liability change in fair value	(929)	—
General and administrative	6,881	5,234
Total operating expenses	17,214	9,536
Loss from operations	(17,214)	(9,536)
Other income, net	586	393
Sermonix pre-funded warrant change in fair value	(16,320)	—
Net loss	$(32,948)	$(9,143)
Unrealized (loss) gain on available-for-sale securities	(9)	(5)
Comprehensive loss attributable to common stockholders	$(32,957)	$(9,148)
Net loss per share attributable to common stockholders, basic and diluted	$(1.73)	$(2.34)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted (1)	19,027,087	3,904,244

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

LeonaBio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(in thousands, except share amounts)

(unaudited)

				Accumulated
	Common Stock (1)		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2025	3,904,049	$—	$450,986	$1	$(406,146)	$44,841
Issuance of common stock upon vesting of restricted stock units	150	—	—	—	—	—
Stock-based compensation	—	—	1,637	—	—	1,637
Unrealized loss on available-for-sale securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(9,143)	(9,143)
Balance as of March 31, 2025	3,904,199	$—	$452,623	$(4)	$(415,289)	$37,330
				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2026	9,335,913	$1	$539,548	$(4)	$(511,755)	$27,790
Issuance of common stock upon vesting of restricted stock units	57,601	—	—	—	—	—
Reclassification of Sermonix Pre-funded warrant to equity	—	—	53,808	—	—	53,808
Stock-based compensation	—	—	662	—	—	662
Unrealized gain on available-for-sale securities	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(32,948)	(32,948)
Balance as of March 31, 2026	9,393,514	$1	$594,018	$(13)	$(544,703)	$49,303

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

LeonaBio, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(32,948)	$(9,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Milestone liability change in fair value	(929)	—
Change in fair value of Sermonix pre-funded warrant	16,320	—
Stock-based compensation	662	1,637
Depreciation expense	231	243
Non-cash lease expense	74	65
Amortization of premiums and accretion of discounts on available-for-sale securities, net	(260)	(65)
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets, net	(396)	353
Accounts payable and accrued liabilities	(3,362)	(7,655)
Operating lease liability	(112)	(100)
Other long-term liabilities	(183)	—
Net cash used in operating activities	(20,903)	(14,665)
Investing activities
Purchases of available-for-sale securities	(20,615)	(10,201)
Maturities of available-for-sale securities	5,075	2,850
Net cash (used in) provided by investing activities	(15,540)	(7,351)
Financing activities
Net cash provided by financing activities	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(36,443)	(22,016)
Cash, cash equivalents and restricted cash, beginning of period	69,907	49,069
Cash, cash equivalents and restricted cash, end of period	$33,464	$27,053

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LeonaBio, Inc.

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

Liquidity and Capital Resources

Since the Company’s inception, it has funded its operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, prefunded common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From the Company’s inception through March 31, 2026, it has raised aggregate net cash proceeds of $489.8 million primarily from the issuance of its common stock (excluding option exercises), convertible preferred stock, common stock warrants, prefunded common stock warrants and convertible notes. In December 2025, the Company raised approximately $90 million in a Private Placement (as defined below), excluding placement agent fees and offering expenses. See Note 8 for more information.

As of March 31, 2026, the Company had cash, cash equivalents and investments of $67.7 million. The Company’s net loss for the three months ended March 31, 2026 was $32.9 million and cash used in operations for the three months ended March 31, 2026 was $20.9 million. Since the Company’s inception, it has devoted substantially all of its resources to its research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Based upon the Company’s current operating plan, it estimates that its $67.7 million of cash, cash equivalents and investments at March 31, 2026 will be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months following the date of this Quarterly Report on Form 10-Q. Historically, the Company has incurred net losses from continuing operations and negative operating cash flows. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs; therefore, the Company expects it will need to continue to raise additional capital to accomplish its operating plan. The Company has a sales agreement in place with Cantor Fitzgerald & Co. and BTIG, LLC for an “at the market” equity offering facility through which it may offer and sell shares of its common stock, however, the Company is currently unable to offer and sell shares under this facility due to its ineligibility to use a Registration Statement on Form S-3 through December 2026. The Company has not sold any securities pursuant to this ATM offering. Should it be determined to be strategically advantageous, the Company could pursue public and private offerings of its equity securities similar to those the Company has previously completed, debt financings, or other strategic transactions, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants.

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or U.S. GAAP. The unaudited condensed consolidated financial statements include the operations of LeonaBio, Inc., and its wholly owned Australian subsidiary. All intercompany balances and transactions have been eliminated upon consolidation.

The Company effected a reverse stock split on September 17, 2025 of its outstanding shares of common stock at a ratio of 1-for-10 pursuant to a Certificate of Amendment to the Company's Certificate of Incorporation filed with the Secretary of State of the State of Delaware, or the reverse stock split. The reverse stock split was reflected on the Nasdaq Capital Market beginning with the opening of trading on September 18, 2025. The reverse stock split did not change the par value of the Company's common stock. The reverse stock split reduced the total number of authorized number of shares of the Company's common stock from 900,000,000 to 90,000,000 and the total number of authorized shares of the Company’s capital stock from 1,000,000,000 to

190,000,000. On March 18, 2026, the Company held a special meeting of stockholders in which the stockholders approved the amendment of the Company's amended and restated certificate of incorporation to increase the number of authorized shares to 500,000,000, of which 400,000,000 shares are Common Stock, $0.0001 par value share, and 100,000,000 shares are Preferred Stock, $0.0001 par value per share. All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been restated to reflect the reverse stock split on a retroactive basis in all periods presented.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2026, and condensed consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the three months ended March 31, 2026 and 2025, are unaudited. The balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2025. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2026, and the unaudited condensed consolidated results of its operations and its cash flows for the three months ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are also unaudited. The unaudited condensed consolidated results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 31, 2026.

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

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$32,833	$69,276
Restricted cash	631	631
Cash, cash equivalents and restricted cash	$33,464	$69,907

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification ("ASC") 480 and ASC 815. This assessment is conducted at the time the warrants are issued and reassessed as of each subsequent reporting period while the warrants are outstanding.

For warrants that meet all criteria for equity classification, the warrants are required to be recorded at their initial fair value at the time of issuance, as a component of additional paid-in capital, on the consolidated statement of stockholders’ equity. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and on each balance sheet date thereafter until such time that the warrants are exercised, expire or otherwise qualify for equity classification. Changes in the estimated fair value of the warrants are recorded as a non-cash gain or loss on the consolidated statements of operations and comprehensive loss.

If the Company determines that a warrant subsequently meets the criteria for equity classification, the warrant is remeasured at fair value immediately prior to reclassification, with the resulting change in fair value recorded as a non-cash gain or loss on the consolidated statements of operations and comprehensive loss. The warrant is then reclassified from a liability to additional paid‑in capital at its fair value on the reclassification date and is not subsequently remeasured.

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

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since the effect of potentially dilutive securities is anti-dilutive given the net loss of the Company. Basic and diluted net loss per share also includes contingently issuable shares once all conditions are satisfied.

3. Fair Value

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$11	$—	$—	$11
Commercial paper	—	22,425	—	22,425
Total cash equivalents	11	22,425	—	22,436
Short-term investments:
Commercial paper	—	8,414	—	8,414
U.S. government debt and agency securities	—	26,432	—	26,432
Total short-term investments	$—	34,846	$—	$34,846

Total assets subject to fair value measurements on a recurring basis	$11	$57,271	$—	$57,282

Liabilities:
Milestone liability	—	—	14,187	14,187
Total liabilities subject to fair value measurements on a recurring basis	$—	$—	$14,187	$14,187

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$17,299	$—	$—	$17,299
U.S. government debt and agency securities	—	2,541	—	2,541
Commercial paper	—	32,314	—	32,314
Total cash equivalents	17,299	34,855	—	52,154
Short-term investments:
Commercial paper	—	5,209	—	5,209
U.S. government debt and agency securities	—	13,846	—	13,846
Total short-term investments	—	19,055	—	19,055
Total assets subject to fair value measurements on a recurring basis	$17,299	$53,910	$—	$71,209

Liabilities:
Sermonix pre-funded warrant	$—	$—	$37,488	37,488
Milestone liability	—	—	15,116	15,116
Total liabilities subject to fair value measurements on a recurring basis	$—	$—	$52,604	$52,604

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

Due to a contingent redemption right exercisable if the Company failed to obtain stockholder approval permitting the exercise of the Sermonix Pharmaceuticals, Inc. (“Sermonix”) Pre‑Funded Warrant under Nasdaq Rule 5635(a) within one year of issuance, the warrant was classified as a liability pursuant to ASC 480 as of December 31, 2025. As of December 31, 2025 the Company determined the fair value of the Sermonix Pre-Funded Warrant based on the fair value of the Company’s common stock, adjusted for a discount for lack of marketability, and classified it as Level 3 due to the use of unobservable market data for identical or similar liabilities. Following receipt of stockholder approval on March 18, 2026, the redemption right lapsed and the Sermonix Pre‑Funded Warrant met the criteria for equity classification. Accordingly, the Company remeasured the warrant to fair value immediately prior to reclassification and reclassified the warrant to equity as of March 18, 2026. Following reclassification, the Sermonix Pre‑Funded Warrant is no longer subject to recurring fair value measurement.

The key inputs into the fair value of the Sermonix Pre-Funded Warrant at December 31, 2025 were as follows:

	Sermonix Pre-Funded Warrant
		December 31, 2025
Fair Value of Common Stock		$7.57
Volatility		97.0%
Risk-free rate		3.7%
Dividend Yield		0.0%
Holding period years		0.20

	Milestone Liability
	March 31, 2026	December 31, 2025
Weighted Average Cost of Capital	12.0%	11.0%
Probability	43.9%	43.9%

As of December 31, 2025 and March 31, 2026, Level 3 liabilities include the milestone payable to Sermonix pursuant to the Company’s license agreement executed on December 18, 2025 (the “Milestone Liability”). The Milestone Liability is classified as a liability under ASC 480 as the Company is contingently obligated to settle the milestone through the transfer of assets or issuance of a variable number of equity shares with a value equal to a fixed monetary amount.

The Company determines the fair value of the Milestone Liability based on the probability weighted present value of the net milestone payment and classifies as Level 3 due to the use of unobservable market data for identical or similar liabilities. The key inputs into the fair value of the Milestone Liability at December 31, 2025 and at March 31, 2026 were as follows:

	Sermonix Pre-Funded Warrant	Milestone Liability
December 31, 2025	$37,488	$15,116
Change in fair value	16,320	(929)
Reclassified to equity	(53,808)	-
March 31, 2026	$-	$14,187

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

The following tables reflect the Company’s financial asset balances measured at fair value on a recurring basis (in thousands):

	March 31, 2026
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$11	$—	$—	$11
Commercial paper	2	22,429	—	(4)	22,425
Total cash equivalents		$22,440	$—	$(4)	$22,436
Short-term investments:
Commercial paper	2	8,416	—	(2)	8,414
U.S. government debt and agency securities	2	26,439	—	(7)	26,432
Total short-term investments		$34,855	$—	$(9)	$34,846

	December 31, 2025
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$17,299	$—	$—	$17,299
U.S. government debt and agency securities	2	2,541	—	—	2,541
Commercial paper	2	32,319	—	(5)	32,314
Total cash equivalents		$52,159	$—	$(5)	$52,154
Short-term investments:
Commercial paper	2	5,210	—	(1)	5,209
U.S. government debt and agency securities	2	13,844	2	—	13,846
Total short-term investments		$19,054	$2	$(1)	$19,055

All the commercial paper, U.S. government debt and agency securities, U.S. treasury bills, and corporate bonds designated as short-term investments have an effective maturity date that is equal to or less than one year from the respective balance sheet date.

As of March 31, 2026, the Company does not intend to sell any securities in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell such securities prior to the recovery of the amortized cost basis. Based on the Company's assessment, the Company concluded all impairments as of March 31, 2026 to be due to factors other than credit loss, such as changes in interest rates. A credit loss allowance was not recognized and the unrealized losses for available-for-sale securities were recorded in other comprehensive loss.

4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Lab equipment	$705	$705
Office furniture, fixtures, and computer equipment	712	712
Leasehold improvement	4,322	4,322
Property and equipment, at cost	5,739	5,739
Less: accumulated depreciation	(4,498)	(4,267)
Property and equipment, net	$1,241	$1,472

Depreciation expense was $0.2 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Research and development	$1,334	$2,012
Employee compensation and benefits	1,218	1,948
Professional services and other	1,872	1,003
Total accrued liabilities	$4,424	$4,963

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expenses:
Lasofoxifene	8,629	—
Fosgonimeton (ATH-1017)	183	1,307
ATH-1105	243	924
ATH-1020	-	5
Preclinical programs and other costs	355	403
Milestone liability change in fair value	(929)	—
Personnel-related costs, excluding stock- based compensation	1,495	998
Total research and development expenses	9,976	3,637
General and administrative expenses	6,345	4,019
Other segment expenses(a)	893	1,880
Total operating expenses	17,214	9,536
Loss from operations	(17,214)	(9,536)
Other income, net	586	393
Sermonix pre-funded warrant change in fair value	(16,320)	—
Net loss	(32,948)	$(9,143)

(a)Other segment expenses includes stock-based compensation and depreciation expenses.

7. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may be subject to various legal proceedings or claims that arise in the ordinary course of business. The Company accrues a liability when the Company's management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. There were no material litigation-related accruals recorded as of March 31, 2026.

Operating Leases

The Company has operating leases for laboratory and office facilities in Bothell, Washington that expire in August 2027. The initial terms of the leases range from 6.3 to 7 years and the Company has options to extend the leases for an additional five years that it is not reasonably certain to exercise. As of March 31, 2026, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

March 31, 2026
2026	$383
2027	346
Total undiscounted lease payments	729
Present value adjustment for minimum lease commitments	(38)
Net lease liability	$691

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

March 31, 2026
Weighted average remaining lease term (years)	1.4
Weighted average discount rate	8.1%

Operating lease expense and variable lease expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease expense	$88	$88
Variable lease expense	27	45

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

The Company has reserved the following shares of common stock for future issuance, on an as-converted basis, as follows:

	March 31,	December 31,
	2026	2025
Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	1,266,207	1,262,430
Shares available for future grant under the 2020 Equity Incentive Plan	—	63,723
Shares available for future grant under the 2026 Equity Incentive Plan	5,700,000	—
Shares available for future grant under the Employee Stock Purchase Plan	221,354	156,754
Shares available for future grant under the 2024 Inducement Equity Incentive Plan	5,000	35,000
PIPE Pre-Funded Warrants	8,816,684	8,816,684
Series A Common Warrants	23,031,494	23,031,494
Series B Common Warrants	21,259,842	21,259,842
Sermonix Pre-Funded Warrant	5,502,402	5,502,402
Total	65,802,983	60,128,329

2025 PIPE Financing

In December 2025, the Company entered into a securities purchase agreement (the “PIPE Securities Purchase Agreement”) with investors, pursuant to which the Company issued, by way of a private placement (the “Private Placement”) an aggregate of (i) 5,356,547 shares of the Company’s common stock, (ii) pre-funded warrants (the “PIPE Pre-Funded Warrants”) to purchase 8,816,684 shares of common stock, (iii) warrants (the “Series A Common Warrants”) to purchase 23,031,494 shares of common stock and/or shares underlying pre-funded warrants and (iv) warrants (the “Series B Common Warrants”) to purchase 21,259,842 shares of common stock and/or shares underlying pre-funded warrants. The aggregate gross proceeds from the Private Placement was $90.0 million. Issuance costs of $7.6 million are reflected as deduction from additional paid-in capital.

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

None of the PIPE Pre-Funded Warrants, the Series A Common Warrants or the Series B Common Warrants can be exercised if, immediately prior to or following such exercise, the applicable investor, together with its affiliates and any other persons whose beneficial ownership of shares of common stock would be aggregated with such investor for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), would beneficially own more than 4.99%, 9.99% or 19.99%, at the election of such investor (in each case, the “PIPE Maximum Percentage”) of the total number of issued and outstanding shares of common stock following such exercise. If, upon exercise of the Series A Common Warrants or Series B Common Warrants, an investor would exceed the PIPE Maximum Percentage, then the Series A Common Warrants and Series B Common Warrants may be exercised for pre-funded warrants to purchase shares of common stock, which pre-funded warrants will have terms substantially the same as the PIPE Pre-Funded Warrants. The PIPE Maximum Percentage may be increased or decreased by an investor with 61 days’ written notice to the Company; provided, however, that such percentage may in no event exceed (x) 19.99% prior to a vote of our stockholders approving the removal of such exercise limitation or (y) with respect to certain investors, 4.99%.

As of March 31, 2026, no PIPE Pre-Funded Warrants, PIPE Series A Common Warrants or PIPE Series B Common Warrants have been exercised.

Sermonix Pre-Funded Warrant

As consideration for the rights granted to the Company under the Sermonix License Agreement entered into between the Company and Sermonix on December 18, 2025, the Company issued to Sermonix the Sermonix Pre-Funded Warrant to purchase 5,502,402 shares of the Company’s common stock pursuant to the Sermonix Securities Purchase Agreement.

The Sermonix Pre-Funded Warrant has an exercise price of $0.001 per share and is exercisable at any time after the date of approval from the Company’s stockholders as required by Nasdaq, including for purposes of Nasdaq Rule 5635(a), such that the Sermonix Pre-Funded Warrant can be exercised at any time without restriction or additional stockholder approval (the “Sermonix Stockholder Approval”). If the Sermonix Stockholder Approval was not obtained by the first anniversary of the original issuance of the Sermonix Pre-Funded Warrant, Sermonix had the right (the “Sermonix Redemption Right”) at any time and from time to time prior to such time that the Sermonix Stockholder Approval is obtained thereafter, to cause the Company to pay, at the option of Sermonix, an amount up to (a) $6.35 (the “Sermonix Redemption Price”) multiplied by (b) the number of shares of common stock with respect to which Sermonix was exercising the Sermonix Redemption Right.

As a result of the Sermonix Redemption Right, the Company initially classified the Sermonix Pre-Funded Warrant as a liability in accordance with ASC 480. Because the redemption feature could require the Company to settle the warrant by transferring assets, the Sermonix Pre-Funded Warrant did not meet the criteria for equity classification.

On March 18, 2026, at the Company’s special meeting of its stockholders, the Company’s stockholders approved the proposal to permit the exercise of the Sermonix Pre-Funded Warrant under Nasdaq Rule 5635(a). As a result, the Sermonix Redemption Right lapsed and the Company determined the Sermonix Pre‑Funded Warrant met the criteria for equity classification. As a result, the Company remeasured the warrant to fair value immediately prior to reclassification, with the change in estimated fair value recorded as a non-cash gain or loss on the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026. Subsequently, the Company reclassified the Sermonix Pre-Funded Warrant to equity on March 18, 2026.

As of March 31, 2026, the Sermonix Pre-Funded Warrant has not been exercised in full or in part and remains outstanding.

Equity Incentive Plans

The Company’s board of directors (the “Board”) previously approved, subject to stockholder approval, the Company’s 2026 Equity Incentive Plan (the “2026 Plan”). At the Special Meeting, held on March 18, 2026, the Company’s stockholders approved the 2026 Plan. There will be no further grants under the Company’s prior company-wide equity plan, the 2020 Equity Incentive Plan (the “2020 Plan”), which terminated for future use upon stockholder approval of the 2026 Plan. Termination of the 2020 Plan did not affect outstanding awards previously issued pursuant to the 2020 Plan. A total of 5,700,000 shares of our common stock were reserved for issuance pursuant to our 2026 Plan. In addition, the shares reserved for issuance under our 2026 Plan will include any shares subject to awards granted under the 2020 Plan that, on or after the stockholder approval date of the 2026 Plan, are used to pay for the tax withholding related to the award or the exercise price with the award or, with respect to any options and stock appreciation rights, expire or become unexercisable without having been exercised in full, or with respect to any other types of awards under the 2020 Plan, are forfeited to or repurchased by the Company due to failure to vest, or are not issued under an award due to the award being paid out in cash rather than shares of common stock (provided that the maximum number of shares of common stock that may be added to the 2026 Plan pursuant to this sentence is 1,300,000 shares). The 2026 Plan provides for annual increases in the number of shares that may be issued under the 2026 Plan on January 1, 2027 and each subsequent January 1 thereafter by a number of shares equal to the least of, (1) 5% of the aggregate of outstanding shares of common stock and outstanding pre-funded warrants to purchase shares of common stock on the immediately preceding December 31, and (2) an amount determined by the Company’s board of directors.

The Company’s 2020 Plan provided for annual increases in the number of shares that may be issued under the 2020 Plan on January 1, 2021 and each subsequent January 1 thereafter by a number of shares equal to the least of (1) 323,000 shares, (2) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, and (3) an amount determined by the Company’s board of directors. The 2020 Plan terminated on March 18, 2026, the date the Company’s stockholders approved the 2026 Plan.

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

In February 2024, the board of directors adopted the Company's 2024 Inducement Equity Incentive Plan, or the 2024 Inducement Plan, and, subject to the adjustment provisions of the 2024 Inducement Plan, reserved 75,000 shares of the Company's common stock for issuance pursuant to equity awards granted under the 2024 Inducement Plan.

Effective January 1, 2026, the Company’s 2020 Plan and ESPP reserves increased by 323,000 shares and 64,600 shares, respectively.

9. Stock-based Compensation

Stock‑based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$265	$568
General and administrative	397	1,069
Total stock-based compensation expense	$662	$1,637

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

The fair value of each stock option was estimated using the Black‑Scholes option‑pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.84%	3.98%
Expected volatility	106.31%	100.45%
Expected term (in years)	6.08	6.03
Expected dividend yield	—	—

The grant date fair value of RSUs is based upon the fair market value of the Company’s common stock based on its closing price as reported on the date of grant on the Nasdaq Capital Market.

The fair value of options granted during the three months ended March 31, 2026 and 2025 was $0.3 million and $0.3 million, respectively. There were no RSUs granted during the three months ended March 31, 2026. The fair value of RSUs granted during the three months ended March 31, 2025 was $0.2 million.

Stock Option Activity

Changes in shares available for grant under the 2026 Plan, the 2020 Plan, and the 2024 Inducement Plan during the three months ended March 31, 2026 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2025	98,723
2020 Plan reserve increase on January 1, 2026	323,000
Options and restricted stock units granted	(61,378)
Options and restricted stock units forfeited, cancelled, or expired	—
Shares available for grant at March 31, 2026	360,345
Termination of future use of 2020 Plan	(355,345)
Shares reserved for issuance under 2026 Plan	5,700,000
Shares available for grant at March 31, 2026	5,705,000

A summary of stock option activity under the 2026 Plan, the 2020 Plan, and the 2024 Inducement Plan for the three months ended March 31, 2026 is as follows:

	Shares	Weighted- Average Exercise price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2025	1,204,829	$37.44	8.14	$2,030
Granted	61,378	5.04	—	—
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—
Balance at March 31, 2026	1,266,207	$35.87	7.99	$3,894
Expected to vest	633,691	$9.03	9.15	$3,225
Options exercisable	632,516	$62.76	6.83	$669

The total fair value of options granted that vested during the three months ended March 31, 2026 and 2025 was $0.7 million and $2.4 million, respectively.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock underlying all options that were in-the-money at March 31, 2026. There were no options exercised during the three months ended March 31, 2026 and 2025. As of March 31, 2026, there was $4.2 million of total unrecognized compensation cost related to non-vested stock options. The Company expects to recognize this cost over a remaining weighted-average period of 2.24 years. The Company utilizes newly issued shares to satisfy option exercises.

Stock options outstanding and exercisable under the 2026 Plan, 2020 Plan, and the 2024 Inducement Plan consisted of the following at March 31, 2026

Exercise Price ($)	Options Outstanding	Options Exercisable
3.13 to 7.14	630,351	112,845
10.40 to 41.10	424,264	308,349
89.3 to 199.40	185,933	185,663
211.55 to 294.10	25,659	25,659
Total	1,266,207	632,516

Restricted Stock Unit Activity

A summary of restricted stock unit ("RSU") activity under the 2026 Plan and the 2020 Plan for the three months ended March 31, 2026 is as follows:

	Share Equivalent	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2025	57,601	$3.76
Granted	—	—
Cancelled	—	—
Vested	(57,601)	3.76
Non-vested at March 31, 2026	—

As of March 31, 2026, there were no RSUs outstanding.

10. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Stock options to purchase common stock	1,266,207	913,117
Non-vested Restricted Stock Units	—	120,148
Employee stock purchase plan	3,248	4,717
Series A Common Warrants	23,031,494	—
Series B Common Warrants	21,259,842	—
Total	45,560,791	1,037,982

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this report and with our audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on March 31, 2026.

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

This report includes our trademarks and registered trademarks, including the LeonaBio logo, and other trademarks, trade names, or service marks of LeonaBio. Each other trademark, trade name or service mark appearing in this report belongs to its holder. Solely for convenience, trademarks, trade names, and service marks referred to in this report are listed without ® or TM symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, trade names, and service marks.

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

We are focused on the development of small molecule therapeutics which enables us to use well-established and widely available manufacturing processes and infrastructure, formulation processes and drug administration technologies or devices. We do not currently operate our own facilities for manufacturing, storing, or distributing our drug candidates. We utilize third-party commercial manufacturing organizations, or CMOs to manufacture and supply our preclinical and clinical materials during the development of our drug candidates. We believe the synthesis of lasofoxifene and ATH-1105 is reliable and reproducible and the synthetic methods can be further optimized to enable large-scale production that continues to avoid use of toxic materials or specialized equipment or handling during the manufacturing process. We plan to continue to optimize the manufacturing process to support future large-scale and commercial supply that may be needed. Our goal is to identify and develop small molecule drug candidates that are cost-effective to manufacture and easily transferable to third party CMOs. We expect to use similar contract resources for commercialization of our drug products, at least until our resources and operations are at a scale that justifies investment in internal manufacturing capabilities.

To date, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock in our IPO, in a subsequent follow-on public offering and in our December 2025 private placement, the sale and issuance of convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From inception to March 31, 2026, we have raised aggregate net cash proceeds of approximately $489.8 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes. We have incurred significant operating losses to date. Our net losses were $32.9 million and $9.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $544.7 million and cash, cash equivalents and investments of $67.7 million.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,
			Dollar	%
	2026	2025	Change	Change
	(in thousands)
Operating expenses:
Research and development	$11,262	$4,302	$6,960	162%
Milestone liability change in fair value	(929)	—	(929)	*
General and administrative	6,881	5,234	1,647	31%
Total operating expenses	17,214	9,536	7,678	81%
Loss from operations	(17,214)	(9,536)	(7,678)	81%
Other income, net	586	393	193	49%
Sermonix pre-funded warrant change in fair value	(16,320)	—	(16,320)	*
Net loss	$(32,948)	$(9,143)	$(23,805)	260%

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended March 31,
			Dollar	%
	2026	2025	Change	Change
	(in thousands)
Direct costs:
Lasofoxifene	$8,629	$—	$8,629	*
Fosgonimeton (ATH-1017)	183	1,307	(1,124)	-86%
ATH-1105	243	924	(681)	-74%
ATH-1020	—	5	(5)	-100%
Preclinical programs and other direct costs	52	158	(106)	-67%
Total direct costs	9,107	2,394	6,713	280%
Indirect costs:
Milestone liability change in fair value	(929)	—	(929)	*
Personnel-related costs, including stock- based compensation	1,760	1,566	194	12%
Facilities and other costs	395	342	53	15%
Total research and development expenses	$10,333	$4,302	$6,031	140%

*Not meaningful.

Research and development expenses increased by $6.0 million, from $4.3 million for the three months ended March 31, 2025 to $10.3 million for the three months ended March 31, 2026. The increase was driven primarily by increases in lasofoxifene program costs of $8.6 million and offset by decreases in fosgonimeton program costs of $1.1 million, ATH-1105 program costs of $0.7 million and milestone liability change in fair value of $0.9 million. The $8.6 million increase in lasofoxifene program costs was driven by increases in contract research organization, clinical site visit and other third-party vendors costs of $6.6 million and an increase in contract manufacturing costs of $2.0 million. The decrease in fosgonimeton program costs of $1.1 million was driven by decreases in contract research organization, other third party vendors and clinical site visit costs of $1.1 million following the completion of our Phase 2/3 LIFT-AD clinical trial and the conclusion of our corresponding open-label extension for our Phase 2 ACT-AD and Phase 2/3 LIFT-AD clinical trials in the prior year. The decrease in ATH-1105 program costs of $0.7 million was driven by a decrease in contract research organization and other third party vendors costs of $0.3 million and a decrease in research contract costs of $0.4 million. Refer to Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this report for further discussion on the milestone liability change in fair value.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.7 million, from $5.2 million for the three months ended March 31, 2025 to $6.9 million for the three months ended March 31, 2026. The increase was primarily due to an increase in professional service fees of $1.6 million

Other Income, Net

Other income, net, increased by $0.2 million, from $0.4 million for the three months ended March 31, 2025 to $0.6 million for the three months ended March 31, 2026 due to higher income from accretion of discounts on debt securities purchased below par value and held to maturity and lower interest income earned on our available-for-sale securities. These increases resulted primarily from higher balances of available-for-sale securities held during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Sermonix Pre-Funded Warrant Change in Fair Value

Sermonix Pre-funded Warrant change in fair value increased by $16.3 million, from $0 million for the three months ended March 31, 2025 to $16.3 million for the three months ended March 31, 2026. Refer to Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this report for further discussion.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, prefunded common stock warrants and convertible notes, and to a lesser extent from grant income and stock option exercises. From our inception through March 31, 2026, we have raised aggregate net cash proceeds of $489.8 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, prefunded common stock warrants and convertible notes.

On December 18, 2025, we entered into the PIPE Securities Purchase Agreement with a select group of investors, including Capital LP, or Commodore, TCGX Crossover Management LLC, or TCGX , Perceptive and other accredited investors, one of which is affiliated with a member of our board of directors, pursuant to which the PIPE Purchasers agreed to purchase and we agreed to issue and sell, by way of the Private Placement, an aggregate of (a) 5,356,547 shares (the “PIPE Initial Shares”) of our common stock and (b) pre-funded warrants (the “PIPE Pre-Funded Warrants”) to purchase 8,816,684 shares of our common stock (the “PIPE Pre-Funded Warrant Shares”) and (c) accompanying warrants (the “PIPE Series A Common Warrants”) to purchase 23,031,494 shares of our common stock and/or shares underlying pre-funded warrants, representing 162.5% of the aggregate of PIPE Initial Shares and the shares of our common stock underlying the PIPE Pre-Funded Warrants (the shares, or the shares issuable pursuant to such pre-funded warrants, the “PIPE Series A Common Warrant Shares”) and (d) accompanying warrants (the “PIPE Series B Common Warrants” and, together with the PIPE Series A Common Warrants and the PIPE Pre-Funded Warrants, the “PIPE Warrants”, and the PIPE Warrants, together with the PIPE Initial Shares, the “PIPE Securities”) to purchase 21,259,842 shares of our common stock and/or shares underlying pre-funded warrants, representing 150% of the aggregate of PIPE Initial Shares and the shares of our common stock underlying the PIPE Pre-Funded Warrants (the shares, or the shares issuable pursuant to such pre-funded warrants, the “PIPE Series B Common Warrant Shares” and, together with the PIPE Initial Shares, the PIPE Pre-Funded Warrant Shares and the PIPE Series A Common Warrant Shares, the “PIPE Shares”). The purchase price for each PIPE Initial Share (including the accompanying PIPE Series A Common Warrants and PIPE Series B Common Warrants) was $6.35 and the purchase price for each PIPE Pre-Funded Warrant (including the accompanying PIPE Series A Common Warrants and PIPE Series B Common Warrants) was $6.349 per each underlying PIPE Pre-Funded Warrant Share. Gross proceeds from the Private Placement were approximately $90 million, excluding placement agent fees and offering expenses. The closing of the Private Placement (the “Private Placement Closing”) occurred on December 23, 2025.

At the Private Placement Closing, we entered into a registration rights agreement (the “PIPE Registration Rights Agreement”) with the PIPE Purchasers pursuant to which we were required to prepare and file a registration statement with the SEC to register the resale of the PIPE Shares, to have the registration statement declared effective and to maintain effectiveness of the registration statement, subject to certain exceptions. The registration statement was declared effective in April 2026. If we fail to meet certain of the requirements in the PIPE Registration Rights Agreement following the Private Placement Closing, we will pay liquidated damages to the PIPE Purchasers as provided in the PIPE Registration Rights Agreement.

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

As of March 31, 2026, we had $67.7 million in cash, cash equivalents and investments and have not generated positive cash flows from operations. Since our inception, we have not generated positive cash flows from operations and we have devoted substantially all of our resources to our research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Material Cash and Future Funding Requirements

Our material cash requirements include our operating leases for laboratory and office facilities. As of March 31, 2026, we had lease payment obligations of $0.7 million, with $0.5 million payable within 12 months. For additional information regarding our lease commitments, refer to Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this report. Additionally, we have purchase obligations and open purchase orders that support normal operations and are primarily due in the next 12 months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions. We expect to continue to incur increased research and development expenses for the foreseeable future as we continue to engage in research and development activities related to developing our drug candidates, including lasofoxifene and ATH-1105, our drug candidates advance into later stages of development, we conduct larger clinical trials, we seek regulatory approvals for any drug candidates that successfully complete clinical trials, we expand or advance our drug product pipeline, we maintain, expand, protect and enforce our intellectual property portfolio, and we incur expenses associated with hiring or retaining personnel to support our research and development efforts We expect to continue to incur increased general and administrative expenses for the foreseeable future as we support our continued research activities and development of our programs.

Based upon our current operating plan, we estimate that our $67.7 million of cash, cash equivalents and investments at March 31, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the 12 months following the date of this report. We will need to raise substantial additional capital to fund the development of our drug candidates. Until such time as we can generate significant revenue from drug product sales, we expect to finance our operations through the sale of equity securities, debt financings, or other capital, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants. For example, in January 2023, we entered into a sales agreement with Cantor Fitzgerald and BTIG to sell shares of our common stock having aggregate sales proceeds of up to $75.0 million, from time to time, subject to any applicable limitations on sales pursuant to SEC rules and regulations, through an ATM equity offering program under which Cantor Fitzgerald and BTIG are acting as sales agents, however, we are currently unable to offer and sell shares under this facility due to our ineligibility to use a Registration Statement on Form S-3 through December 2026. As of the date of this report, we have not sold any securities pursuant to this ATM offering. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be negatively impacted by potential adverse global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our drug product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

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

Cash Flows:

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(20,903)	$(14,665)
Investing activities	(15,540)	(7,351)
Financing activities	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(36,443)	$(22,016)

Operating Activities

During the three months ended March 31, 2026, net cash used in operating activities was $20.9 million. This consisted primarily of a net loss of $32.9 million, partially offset by non-cash charges of $16.1 million, and an increase in our net operating assets of $4.1 million. The non-cash charges primarily consisted of a change in fair value of our Sermonix pre-funded warrant and milestone liability, stock-based compensation expense, depreciation expense, non-cash lease expense, and amortization of premiums and accretion of discounts on available-for-sale securities. The increase in our net operating assets was primarily due to a decrease in accounts payable and accrued liabilities, an increase in prepaid expenses and other assets, and decreases in operating lease liability and long-term liabilities.

During the three months ended March 31, 2025, net cash used in operating activities was $14.7 million. This consisted primarily of a net loss of $9.1 million, partially offset by non-cash charges of $1.9 million, and an increase in our net operating assets of $7.4 million. The non-cash charges primarily consisted of stock-based compensation expense, depreciation expense, non-cash lease expense, and amortization of premiums and accretion of discounts on available-for-sale securities. The increase in our net operating assets was primarily due to a decrease in accounts payable and accrued liabilities and operating lease liability, partially offset by a decrease in prepaid expenses and other assets.

Investing Activities

During the three months ended March 31, 2026, net cash used in investing was $15.5 million. This consisted of purchases of available-for-sale securities of $19.6 million, partially offset by maturities of available-for-sale securities of $18.3 million.

During the three months ended March 31, 2025, net cash provided by investing was $7.4 million. This consisted of purchases of available-for-sale securities of $10.2 million, partially offset by maturities of available-for-sale securities of $2.9 million.

Financing Activities

During the three months ended March 31, 2026, there was no cash provided by or used in financing activities.

During the three months ended March 31, 2025, there was no cash provided by or used in financing activities.

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

During the three months ended March 31, 2026, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 31, 2026 and Note 2 to our unaudited condensed consolidated financial statements included in “Part I, Item 1—Financial Statements (Unaudited)” of this report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•
research and development costs;
•
stock-based compensation; and
•
income taxes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 305 of Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to various legal proceedings or claims that arise in the ordinary course of business. As of March 31, 2026, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

We are developing lasofoxifene to treat breast cancer. Lasofoxifene is a novel SERM that inhibits estrogen receptor signaling in both wild-type and ESR1-mutated breast cancer. Unlike other endocrine agents that lose potency in the presence of ESR1 mutations such as Y537S and D538G, lasofoxifene maintains full inhibitory activity by stabilizing the receptor in an inactive conformation. Structural and preclinical data show that lasofoxifene fully disrupts the activation helix within the ER ligand-binding domain, uniquely preventing downstream estrogen signaling. This mechanism effectively shuts down the constitutive signaling that drives proliferation and metastasis in ESR1-mutated tumors. We cannot be certain of the safety and efficacy of lasofoxifene in applicable patients or that our clinical trials will provide sufficient evidence that our design approach results in the intended therapeutic effect.

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

We have discovered and are developing small molecule drug candidates to treat neurodegenerative diseases, including ALS. Our drug candidates target an endogenous neurotrophic factor which is expected to protect and repair neuronal networks, which we believe could ultimately result in improvements in clinical outcomes and disease-relevant biomarkers. The therapeutic promise of neurotrophic factors in neurodegenerative diseases had been hampered in earlier therapies by the lack of efficient and non-invasive delivery to the central nervous system. Our small molecule drug candidates are designed to penetrate the blood brain barrier and enhance the activity of a neurotrophic factor, but we cannot be certain of the safety and efficacy of our drug candidates in applicable patients or that our clinical trials will provide sufficient evidence that our design approach results in the intended therapeutic effect.

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

Since the readout of topline data from LIFT-AD, in September 2024 we have been focused on advancing the clinical development program for ATH-1105, a next generation small molecule designed for the potential treatment of ALS. We completed our first-in-human Phase 1 clinical trial in healthy volunteers evaluating the safety and tolerability of ATH-1105, in November 2024. The results of the Phase 1 clinical trial showed that ATH-1105 demonstrated a favorable safety profile and was well-tolerated in healthy volunteers, supporting continued clinical development. We have substantially completed preparation activities to enable initiation of a future clinical trial in people living with ALS, either by us or in conjunction with a partner; however, our plans, including trial design, timing and other factors have not yet been finalized.

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

Prior to our in-licensing of lasofoxifene, we have focused our research and development efforts on addressing central nervous system, or CNS and PNS degenerative disorders. Collectively, efforts by pharmaceutical companies in the field of CNS and peripheral nervous system, or PNS degenerative disorders have seen very limited successes in product development. The development of CNS therapies presents unique challenges, including an imperfect understanding of the biology, the presence of the blood brain barrier that can restrict the flow of drugs to the brain, a frequent lack of translatability of preclinical study results in subsequent clinical trials and dose selection, and the product candidate having an effect that may be too small to be detected using the outcome measures selected in clinical trials or if the outcomes measured do not reach statistical significance. There are limited effective therapeutic options available for patients with Alzheimer’s disease, ALS, and other CNS or PNS disorders. Our future success is highly dependent on the successful development of our technology and our drug candidates for treating CNS and PNS disorders. Developing and, if approved, commercializing our drug candidates for treatment of CNS and PNS disorders subjects us to a number of challenges, including ensuring that we have selected the optimal doses, executing an appropriate clinical trial to test for efficacy and obtaining regulatory approval from the FDA and other regulatory authorities.

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

Before obtaining regulatory approvals for the commercial sale of our drug candidates, we or a future partner must demonstrate through lengthy, complex and expensive nonclinical studies and clinical trials that our drug candidates are both safe and effective for each target indication. Nonclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Clinical trials can also be lengthy due to the challenge of identifying patients. Even if patients are successfully identified, they may fail screening criteria and, as a result, not be enrolled in the trial. These uncertainties are enhanced where the diseases or disorders under study lack established clinical endpoints, validated measures of efficacy, as is often the case with disorders for which no drugs have been developed previously and where the product candidates target novel mechanisms. In oncology clinical trials, there is often a need to enroll large numbers of patients, which can be expensive and time-consuming. Failure can occur at any time during the nonclinical study and clinical trial processes, and there is a high risk of failure and we may never succeed in developing marketable products. The results of nonclinical studies and early clinical trials of our drug candidates may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in nonclinical studies and early clinical trials, they may not prove to be safe or effective in subsequent clinical trials. For example, testing on animals occurs under different conditions than testing in humans and therefore, the results of animal studies may not accurately predict safety and effectiveness in humans. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through nonclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. For example, we paused further development of our fosgonimeton product candidate after our Phase 2 and Phase 2/3 clinical trials failed to meet their primary endpoints and secondary endpoints. In addition, the protocol for our Phase 3 ELAINE-3 clinical trial for lasofoxifene currently contemplates a pre-specified futility analysis after fifty percent (50%) of expected progression-free survival events per RECIST 1.1 criteria are observed by blinded independent central review, which is currently anticipated to occur sometime after completion of enrollment. While the purpose of this futility analysis will be solely to determine whether or not the trial should continue, and is thus not an assessment of efficacy, there can be no assurance regarding the results of the analysis, how long it will take to reach the number of events needed for the pre-specified futility analysis, or whether the clinical trial will continue.

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
•
have regulatory authorities withdraw their approval of the drug product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategies (REMS);
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

Drug candidates that we may successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our drug products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our drug candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our drug products. Current and future CMS coverage restrictions on classes of drugs that encompass our drug candidates could have a material adverse impact on our ability to commercialize our drug candidates, if approved, generate revenue and attain profitability. It is unclear how future CMS coverage decisions and policies will impact our business. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see the subsection titled “Competition” under the section titled “Business”in our Annual Report on Form 10-K filed with the SEC on March 31, 2026.

We are developing lasofoxifene in combination with abemaciclib, and we may in the future develop other drug candidates in combination with other therapies, which could expose us to additional risks.

We are currently developing lasofoxifene as a 2L/3L+ therapy in combination with abemaciclib (CDK4/6i) after progression on endocrine therapy + CDK4/6i. We aim to demonstrate that lasofoxifene provides compelling combination efficacy while offering quality-of-life advantages unmatched by current endocrine therapies. If successful, we may evaluate lasofoxifene in earlier-line use and in combination with other targeted therapies such as mTOR or PI3K pathway inhibitors. We may develop other drug candidates in combination with one or more other approved or unapproved therapies. Even if lasofoxifene or any other drug candidate we develop were to receive marketing approval or be commercialized for use in combination with other marketed therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our drug product or that safety, efficacy, manufacturing or supply issues could arise with any of those marketed therapies. If the therapies we use in combination with our drug candidates are replaced as the standard of care for the indications we choose for any of our drug candidates, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials to support the use of our product candidates with other approved therapies. The occurrence of any of these risks could have a material adverse effect on the approval of our candidates for use with different combination therapies and the commercial success of our approved drug products.

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

Since our inception, we have used substantial amounts of cash to fund our operations, and we will continue to incur expenses for the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, lasofoxifene and ATH-1105. Developing lasofoxifene and ATH-1105 and conducting clinical trials for the potential treatment of breast cancer and ALS, respectively, and any other indications that we may pursue in the future will require substantial amounts of capital. In addition, if we or a future partner obtain marketing approval for our current or any future product candidates, we expect this would result in significant commercialization expenses related to sales, marketing, manufacturing, and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of March 31, 2026, we had cash, cash equivalents and investments of $67.7 million. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. On December 18, 2025, we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued and sold, by way of a private placement, shares of common stock and pre-funded warrants to purchase common stock, which, provided us with approximately $90 million in gross proceeds, excluding placement agent fees and offering expenses. We are obligated to use such proceeds for working capital and not for (1) the repayment of borrowed debt, (2) to redeem any common stock or any of our securities that would entitle the holder thereof to acquire at any time common stock, subject to certain exceptions, (3) for the settlement of any litigation that is outstanding as of the date of the closing of the private placement, and (4) to in-license or develop a drug candidate other than lasofoxifene or any drug or drug candidate in our pipeline as of the date of the closing of the private placement, until the earlier of such time as the topline results of ELAINE-3 become available and the second anniversary of the effective date of the PIPE Securities Purchase Agreement. As a result, we may be unable to acquire or in-license other promising drug candidates and technologies or engage in other strategic transactions that may be advantageous.

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

In addition, in January 2023, we entered into a sales agreement with Cantor Fitzgerald and Co. (“Cantor Fitzgerald”) and BTIG, LLC (“BTIG”) to sell shares of our common stock having aggregate sales proceeds of up to $75.0 million, from time to time, subject to any applicable limitations on sales pursuant to SEC rules and regulations, through an at-the-market (“ATM”) equity offering program under which Cantor Fitzgerald and BTIG are acting as sales agents, however, we are currently unable to offer and sell shares under this facility due to our ineligibility to use a Registration Statement on Form S-3 through December 2026. We have not sold any securities pursuant to this ATM offering. However, additional funding may not be available to us on acceptable terms or at all. Any such funding may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail or abandon one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or drug candidates or otherwise agree to terms unfavorable to us.

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

We may become obligated to pay liquidated damages if we fail to maintain effectiveness of registration statements in accordance with the terms of registration rights agreements related to our December 2025 private placement and Sermonix Pre-Funded Warrant issuance.

In connection with our December 2025 private placement and Sermonix Pre-Funded Warrant issuance, we granted to the purchasers of securities in the private placement and to Sermonix, respectively, certain resale registration rights pursuant to registration rights agreements with such parties. In connection with such registration rights, the purchasers and Sermonix may be entitled to receive liquidated damages upon the occurrence, or failure to occur, of a number of events relating to the filing, effectiveness and maintenance of effectiveness of a registration statement related to the securities issued in the December 2025 private placement and the Sermonix Pre-Funded Warrant, respectively. The liquidated damages will be payable upon the occurrence, or failure to occur, of each of those events and each monthly anniversary thereof until cured. The amount of liquidated damages payable per monthly period would be equal to 1% of the aggregate purchase price paid by the purchasers. While the registration statements became effective in April 2026, we may be unsuccessful in maintaining effectiveness of the resale registration statements in the future and, as a result, would incur liquidated damages until we regain compliance with our obligations under the registration rights agreements.

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We have not generated any revenue from drug product sales and our drug candidates will require substantial additional investment before they may provide us with any revenue. We had net losses of $32.9 million and $9.1 million for the three months ended March 31, 2026 and 2025, respectively, and an accumulated deficit of $544.7 million as of March 31, 2026.

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

As of December 31, 2025, we had federal net operating loss carryforwards (“NOLs”) to offset future taxable income of approximately $9.5 million and federal tax credit carryforwards of approximately $17.2 million, which expire over a period of 6 to 12 years. Federal NOLs of $259.8 million generated after the 2017 tax year will carry forward indefinitely and will be subject to the 80% of taxable income limitation. As of December 31, 2025, we also had state NOLs of $5 million, which expire over a period of 17 to 20 years. A lack of future taxable income would adversely affect our ability to utilize these NOLs.

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

The laws that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act (“FCA”). There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection.
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

We utilize and depend upon independent investigators and collaborators, such as medical institutions, clinical research organizations (“CROs”), commercial manufacturing organizations ("CMOs"), and strategic partners to conduct and support our nonclinical studies and clinical trials under agreements with us.

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

The tariff situation remains volatile. For example, a February 20, 2026, ruling from the U.S. Supreme Court invalidated the President’s recent invocation of the International Emergency Economic Powers Act (“IEEPA”) to authorize certain recent tariff actions, and these tariffs were rescinded on February 24, 2026. Though guidance suggests that tariff refunds are forthcoming for entries on which these IEEPA tariffs were collected, exact details regarding the availability, timing, and amount of any refunds remains uncertain and subject to further litigation and legal, regulatory, and administrative actions, though the U.S. government began rolling out a system on April 20, 2026 to begin processing refund requests for certain affected entries. The U.S. government also implemented a new global “temporary import surcharge” of 10% on many of the same imported products that were subject to the IEEPA tariffs beginning February 24, 2026, under authorities provided for in Section 122 of the Trade Act of 1974, supplementing non-IEEPA tariff measures. On April 2, 2026, the U.S. government also announced plans to impose a 100% Section 232 tariff on the import of certain patented and branded pharmaceutical products, beginning September 29, 2026. Further tariffs may also be forthcoming following the initiation and completion of additional Section 232 and Section 301 tariff investigations. We cannot predict what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation, any of which may materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

The issuance of a patent is not conclusive as to its inventorship, scope, term, validity, or enforceability, and our patents or the patents of any current or future licensors may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review (“PGR”), and inter partes review (“IPR”), or other similar proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope or term of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our drug candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

As discussed in the section titled “Part 1, Item 1.C—Cybersecurity”, in our Annual Report on Form 10-K filed with the SEC on March 31, 2026, we have implemented various processes and policies for identifying, assessing, and managing material risks from cybersecurity threats. However, despite the implementation of such safeguards and security measures, our internal computer systems and those of our CROs and other contractors and consultants may nevertheless be vulnerable to damage from computer viruses and unauthorized access. Likewise, data privacy or security incidents or breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public or may otherwise be misused. Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our personal, sensitive, confidential or proprietary information and information technology systems, and those of the third parties upon which we rely. For example, in August 2025, CRO Inotiv, Inc. faced a cybersecurity attack that temporarily disrupted its systems and operations. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

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

As we conduct our clinical trials and continue to enroll patients in our current and future clinical trials, we may be subject to additional restrictions relating to privacy, data protection and data security. The collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals in the European Economic Area (“EEA”), is subject to the EU General Data Protection Regulation (“GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Certain aspects of cross-border data transfers under the GDPR are subject to uncertainty, including as the result of legal proceedings in the EU. For example, in 2020, the Court of Justice for the EU invalidated the EU-U.S. Privacy Shield and imposed additional obligations in connection with the use of standard contractual clauses approved by the EU Commission. The United Kingdom (“UK”) also made amendments to its data protection regime on June 19, 2025, in the UK Data (Use and Access) Act (“DUAA”). The European Commission has renewed its decision that the UK provides an adequate level of data protection and that generally permits personal data transfers from the EEA to the UK after assessing the DUAA, but it remains subject to potential revocation or modification. These and other developments with respect to cross-border data transfers may increase the complexity of transferring personal data across borders and may require us to review and amend our mechanisms relating to cross-border data transfer.

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

In addition, in the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). California has enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The California Privacy Rights Act of 2020 (CPRA), which became operative January 1, 2023, expands the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA and CPRA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. Additionally, numerous other states have proposed or enacted laws addressing privacy and security, including Washington’s My Health, My Data Act, and several laws imposing obligations similar to those of the CCPA. The

U.S. Department of Justice also has issued rules regarding certain bulk sensitive personal data transfers. The U.S. federal government also is contemplating federal privacy legislation. The CCPA, CPRA, and other evolving legislation relating to privacy, data protection, and information security may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

For example, in connection with our December 2025 private placement and our in-license of lasofoxifene, we entered into registration rights agreements with various parties that require us to prepare and file resale registration statements upon request, which when filed and declared effective by the SEC will permit the resale by such stockholders of approximately 5.4 million shares of our common stock as well as approximately 58.6 million shares of common stock issuable upon the exercise of prefunded warrants and warrants. We have in the past and may again in the future issue shares of our common stock to strategic partners in connection with our license agreements, as we did in December 2025 in connection with our in-license of lasofoxifene.

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

In addition, in the future, we may issue additional shares of common stock or other equity or debt securities convertible into common stock in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such future issuance, including any additional issuances pursuant to our “at-the-market” equity offering sales agreement with Cantor Fitzgerald or BTIG, could result in substantial dilution to our existing stockholders and could cause our stock price to decline.

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

In order to compete, we must attract, retain, and motivate executives and other key employees. Hiring and retaining qualified executives, scientists, technical and legal and accounting staff are critical to our business, and competition for experienced employees in our industry can be high. We expect to hire a significant number of such employees in the near term as we pursue the clinical development of lasofoxifene, and as we continue to develop ATH-1105. The loss of one or more of our key employees, or our inability to hire additional key personnel when needed, could have a material adverse effect on our business and prospects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director Appointments; Director Resignation

On May 5, 2026, our board of directors, upon recommendation from the nominating and corporate governance committee of our board of directors, or the Nominating and Corporate Governance Committee, appointed Natalie Holles, Fred Callori, and Peter B. Silverman as members of our board of directors, effective immediately. Ms. Holles was appointed as a Class III director with a term expiring at our 2026 annual meeting of stockholders. Mr. Callori and Mr. Silverman were appointed as Class II directors with terms expiring at our 2028 annual meeting of stockholders. In connection with the appointments, Ms. Holles was appointed to the audit committee of our board of directors, or the Audit Committee, Mr. Silverman was appointed to the Nominating and Corporate Governance Committee and Mr. Callori was appointed to the compliance committee of our board of directors, or the Compliance Committee.

As previously disclosed in a Current Report on Form 8-K and a Current Report on form 8-K/A filed with the SEC on December 18, 2025, we previously entered into the PIPE Securities Purchase Agreement, with certain accredited investors, including Commodore and TCGX. In connection with the entry into the PIPE Securities Purchase Agreement, for so long as funds affiliated with each of Commodore and TCGX, respectively, beneficially own 5% or more in the aggregate of our issued and outstanding common stock (including any shares of common stock issuable upon the exercise of any outstanding warrants issued under the PIPE Securities Purchase Agreement whose initial exercise date has occurred), each of Commodore and TCGX will have the right to designate one member of our board of directors, and we will take all actions reasonably necessary to have such designee promptly appointed to our board of directors, including, but not limited to, increasing the size of our board of directors to accommodate the appointment of such designee, subject to specified conditions. Pursuant to these nomination rights, Mr. Silverman was designated by Commodore as its nominee for our board of directors’ consideration for appointment to the board of directors and Ms. Holles was designated by TCGX as its nominee for our board of directors’ consideration for appointment to the board of directors.

There are no transactions and no proposed transactions between Ms. Holles, Mr. Callori, or Mr. Silverman or any member of their immediate family and us or our subsidiaries that would require disclosure under Item 404(a) of Regulation S-K under the Securities Act, and there is no other arrangement or understanding between Ms. Holles, Mr. Callori, or Mr. Silverman, respectively, and any other person or entity pursuant to which such individual was appointed as a member of our board of directors.

Ms. Holles, Mr. Callori, and Mr. Silverman will each participate in our standard compensation plan for non-employee directors, including an initial stock option grant to purchase 56,000 shares of common stock. The standard compensation plan for non-employee directors is described in our Annual Report on Form 10-K filed with the SEC on March 31, 2026. Each of Ms. Holles, Mr. Callori and Mr. Silverman will also enter into our standard form of indemnification agreement for directors and executive officers, the form of which was filed as Exhibit 10.1 to our Annual report on Form 10-K filed with the SEC on March 31, 2026.

In addition, on May 4, 2026, John M. Fluke, Jr. submitted his resignation from our board of directors, including the Audit Committee, effective immediately. Mr. Fluke’s resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

Following the resignation of Mr. Fluke and the appointments of Ms. Holles, Mr. Silverman and Mr. Callori, the composition of the committees of our board of directors is as follows:

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Compliance Committee
James Johnson (Chair)	Barbara Kosacz (Chair)	Kelly Romano (Chair)	Micharl Panzara (Chair)
Natalie Holles	James Johnson	Joseph Edelman	James Johnson
Kelly Romano	Grant Pickering	Barbara Kosacz	Fred Callori
Michael Panzara
Peter B. Silverman

Rule 10b5-1 trading arrangement

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company	10-Q	001-39503	3.1	November 12, 2020

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated May 23, 2024	8-K	001-39503	3.1	May 29, 2024

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated September 10, 2025	8-K	001-39503	3.1	September 11, 2025

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated January 6, 2026	8-K	001-39503	3.1	January 9, 2026
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company dated March 18, 2026	8-K	001-39503	3.1	March 19, 2026
3.6	Amended and Restated Bylaws of the Company	8-K	001-39503	3.2	January 9, 2026

10.1**	Change in Control and Severance Agreement between the Company and Robert Renninger, dated as of January 8, 2026	8-K	001-39503	10.1	January 9, 2026
10.2**	Form of Director and Executive Officer Indemnification Agreement	10-K	001-39503	10.1	March 31, 2026
10.3**	2014 Equity Incentive Plan, as amended	10-K	001-39503	10.2	March 31, 2026

10.4**	2020 Equity Incentive Plan, as amended	10-K	001-39503	10.3	March 31, 2026

10.5**	Form of Stock Option Agreement under the 2020 Equity Incentive Plan, as amended	10-K	001-39503	10.4	March 31, 2026

10.6**	Form of Restricted Stock Award Agreement under the 2020 Equity Incentive Plan, as amended	10-K	001-39503	10.5	March 31, 2026
10.7**	Form of RSU Agreement under the 2020 Equity Incentive Plan, as amended	10-K	001-39503	10.6	March 31, 2026
10.8**	2020 Employee Stock Purchase Plan, as amended and Form of Subscription Agreement Thereunder	10-K	001-39503	10.7	March 31, 2026

10.9**	2024 Inducement Equity Incentive Plan and related form agreements	10-K	001-39503	10.23	March 31, 2026

10.10**	Outside Director Compensation Policy, as amended

10.11**	Executive Incentive Compensation Plan	10-K	001-39503	10.14	March 31, 2026

10.12**	2026 Equity Incentive Plan	8-K	001-39503	10.1	March 19, 2026
10.13**	Form of Stock Option Agreement under the 2026 Equity Incentive Plan	8-K	001-39503	10.2	March 19, 2026
10.14**	Form of Restricted Stock Award Agreement under the 2026 Equity Incentive Plan	8-K	001-39503	10.3	March 19, 2026
10.15**	Form of RSU Agreement under the 2026 Equity Incentive Plan	8-K	001-39503	10.4	March 19, 2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

LeonaBio, Inc.

Date: May 7, 2026	By:	/s/ Mark Litton
Mark Litton
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Robert Renninger
Robert Renninger
Chief Financial Officer (Principal Financial and Accounting Officer)