Form 10-Q
period 2026-06-30
LeonaBio, Inc.
filed 2026-08-14
CIK 1620463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, there were 9,421,663 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

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
•
Our approach to targeting neurotrophic factors through the use of small molecules like brelgometon (formerly known as ATH-1105) is based on a novel therapeutic approach, which exposes us to unforeseen risks. We have limited data from preclinical studies and clinical trials to date, including for brelgometon, and we cannot be certain that future trials will yield data in support of the safety, efficacy and tolerability of our drug candidates.
•
Our development of lasofoxifene or brelgometon may never lead to marketable products.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

LeonaBio, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$32,323	$69,276
Short-term investments	18,744	19,055
Prepaid expenses and other current assets	3,741	1,127
Total current assets	54,808	89,458
Restricted cash	631	631
Property and equipment, net	1,014	1,472
Operating lease right-of-use asset	386	535
Other long-term assets	55	55
Total assets	$56,894	$92,151
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,420	$4,587
Accrued liabilities	4,906	4,963
Sermonix pre-funded warrant	—	37,488
Current operating lease liability	491	465
Total current liabilities	7,817	47,503
Operating lease liability, less current portion	86	338
Milestone liability	14,362	15,116
Other long-term liabilities	1,034	1,404
Total liabilities	$23,299	$64,361
Stockholders' equity:
Common stock, $0.0001 par value; 400,000,000 and 90,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 9,421,663 and 9,335,913 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	597,313	539,548
Accumulated other comprehensive (loss) income	(9)	(4)
Accumulated deficit	(563,710)	(511,755)
Total stockholders' equity	33,595	27,790
Total liabilities and stockholders' equity	$56,894	$92,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LeonaBio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$12,702	$3,661	$23,964	$7,963
Milestone liability change in fair value	175	—	(754)	—
General and administrative	6,576	3,630	13,457	8,864
Total operating expenses	19,453	7,291	36,667	16,827
Loss from operations	(19,453)	(7,291)	(36,667)	(16,827)
Other income, net	446	325	1,032	718
Sermonix pre-funded warrant change in fair value	—	—	(16,320)	—
Net loss	$(19,007)	$(6,966)	$(51,955)	$(16,109)
Unrealized (loss) gain on available-for-sale securities	4	1	(5)	(4)
Comprehensive loss attributable to common stockholders	$(19,003)	$(6,965)	$(51,960)	$(16,113)
Net loss per share attributable to common stockholders, basic and diluted	$(0.80)	$(1.78)	$(2.43)	$(4.12)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted (1)	23,726,211	3,909,297	21,389,630	3,930,991

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

LeonaBio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2026 and 2025

(in thousands, except share amounts)

(unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2026	9,335,913	$1	$539,548	$(4)	$(511,755)	$27,790
Issuance of common stock upon vesting of restricted stock units	57,601	—	—	—	—	—
Reclassification of Sermonix Pre-funded warrant to equity	—	—	53,808	—	—	53,808
Stock-based compensation	—	—	662	—	—	662
Unrealized (loss) gain on available-for-sale securities	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(32,948)	(32,948)
Balance as of March 31, 2026	9,393,514	$1	$594,018	$(13)	$(544,703)	$49,303
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	28,149	—	114	—	—	114
Stock-based compensation	—	—	3,181	—	—	3,181
Unrealized (loss) gain on available-for-sale securities	—	—	—	4	—	4
Net loss	—	—	—	—	(19,007)	(19,007)
Balance as of June 30, 2026	9,421,663	$1	$597,313	$(9)	$(563,710)	$33,595

				Accumulated
	Common Stock (1)		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of January 1, 2025	3,904,049	$—	$450,986	$1	$(406,146)	$44,841
Issuance of common stock upon vesting of restricted stock units	150	—	—	—	—	—
Stock-based compensation	—	—	1,637	—	—	1,637
Unrealized (loss) gain on available-for-sale securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(9,143)	(9,143)
Balance as of March 31, 2025	3,904,199	$—	$452,623	$(4)	$(415,289)	$37,330
Issuance of common stock upon vesting of restricted stock units	29,688	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	10,000	—	24	—	—	24
Stock-based compensation	—	—	1,597	—	—	1,597
Unrealized (loss) gain on available-for-sale securities	—	—	—	1	—	1
Net loss	—	—	—	—	(6,966)	(6,966)
Balance as of June 30, 2025	3,943,887	$—	$454,244	$(3)	$(422,255)	$31,986

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

LeonaBio, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(51,955)	$(16,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Milestone liability change in fair value	(754)	—
Change in fair value of Sermonix pre-funded warrant	16,320	—
Stock-based compensation	3,843	3,234
Depreciation expense	458	486
Non-cash lease expense	149	132
Amortization of premiums and accretion of discounts on available-for-sale securities, net	(488)	(192)
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets, net	(2,614)	1,164
Accounts payable and accrued liabilities	(2,224)	(10,179)
Operating lease liability	(226)	(200)
Other long-term liabilities	(370)	—
Net cash used in operating activities	(37,861)	(21,664)
Investing activities
Purchases of available-for-sale securities	(30,840)	(16,269)
Maturities of available-for-sale securities	31,634	9,359
Net cash (used in) provided by investing activities	794	(6,910)
Financing activities
Proceeds from issuance of common stock under employee stock purchase plan	114	24
Net cash provided by financing activities	114	24
Net increase (decrease) in cash, cash equivalents and restricted cash	(36,953)	(28,550)
Cash, cash equivalents and restricted cash, beginning of period	69,907	49,069
Cash, cash equivalents and restricted cash, end of period	$32,954	$20,519

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

Liquidity, Capital Resources and Going Concern

Since the Company’s inception, it has funded its operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, prefunded common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From the Company’s inception through June 30, 2026, it has raised aggregate net cash proceeds of $489.8 million primarily from the issuance of its common stock (excluding option exercises), convertible preferred stock, common stock warrants, prefunded common stock warrants and convertible notes. In December 2025, the Company raised approximately $90 million in a Private Placement (as defined below), excluding placement agent fees and offering expenses. Refer to Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this report for more information.

As of June 30, 2026, the Company had cash, cash equivalents and investments of $51.1 million. The Company’s net loss for the six months ended June 30, 2026 was $52.0 million and cash used in operations for the six months ended June 30, 2026 was $37.9 million. Since the Company’s inception, it has devoted substantially all of its resources to its research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining the Company’s intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Based upon the Company’s current operating plan, it estimates that its $51.1 million of cash, cash equivalents and investments at June 30, 2026 may not be sufficient to fund its operating expenses and capital expenditure requirements through at least the next 12 months which raises substantial doubt as to our ability to continue as a going concern following the date of this Quarterly Report on Form 10-Q. Historically, the Company has incurred net losses from continuing operations and negative operating cash flows. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs; therefore, the Company expects it will need to continue to raise additional capital to accomplish its operating plan. In connection with the Private Placement, the Company issued 23,031,494 Series A Common Warrants that have an exercise price of $6.35 per share to be paid in cash (unless a resale registration statement is unavailable at the time of exercise, in which case the Series A Common Warrants will be exercisable on a cashless net exercise basis) and are exercisable at each holders option after the earlier of (1) the latest of (a) June 30, 2026, (b) the date on which the Company publicly announces the enrollment of the 500th subject or the last subject, whichever is earlier, in the ELAINE-3 trial; and (c) the date on which the FDA approves or issues a complete response letter to Eli Lilly & Co.'s marketing application, including a supplement to a new drug application, for imlunestrant in combination with abemaciclib in breast cancer, and (2) October 31, 2026 (the “Series A Common Warrant Initial Exercise Date”). The Series A Common Warrants will remain exercisable at each holders option until the 30th day following the Series A Common Warrant Initial Exercise Date (the “Series A Common Warrant Termination Date”), which Series A Common Warrant Termination Date will be no later than November 30, 2026. If exercised in full, the Series A Common Warrants would provide $146.2 million of additional capital to the Company.

Additionally, the Company has a sales agreement in place with Cantor Fitzgerald & Co. and BTIG, LLC for an “at the market” equity offering facility through which it may offer and sell shares of its common stock, however, the Company is currently unable to offer and sell shares under this facility due to its ineligibility to use a Registration Statement on Form S-3 through December 2026. The Company has not sold any securities pursuant to this ATM offering. Should it be determined to be strategically advantageous, the Company could pursue public and private offerings of its equity securities similar to those the Company has previously completed, debt financings, or other strategic transactions, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2026, and condensed consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for the three and six months ended June 30, 2026 and 2025, are unaudited. The balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2025. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited annual financial statements as of and for the year ended December 31, 2025, and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2026, and the unaudited condensed consolidated results of its operations and its cash flows for the three and six months ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are also unaudited. The unaudited condensed consolidated results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other period. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 31, 2026.

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

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$32,323	$69,276
Restricted cash	631	631
Cash, cash equivalents and restricted cash	$32,954	$69,907

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

3. Fair Value

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$76	$—	$—	$76
Commercial paper	—	22,982	—	22,982
Total cash equivalents	76	22,982	—	23,058
Short-term investments:
Commercial paper	—	4,675	—	4,675
U.S. government debt and agency securities	—	14,069	—	14,069
Total short-term investments	$—	18,744	$—	$18,744

Total assets subject to fair value measurements on a recurring basis	$76	$41,726	$—	$41,802

Liabilities:
Milestone liability	—	—	14,362	14,362
Total liabilities subject to fair value measurements on a recurring basis	$—	$—	$14,362	$14,362

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund	$17,299	$—	$—	$17,299
U.S. government debt and agency securities	—	2,541	—	2,541
Commercial paper	—	32,314	—	32,314
Total cash equivalents	17,299	34,855	—	52,154
Short-term investments:
Commercial paper	—	5,209	—	5,209
U.S. government debt and agency securities	—	13,846	—	13,846
Total short-term investments	—	19,055	—	19,055
Total assets subject to fair value measurements on a recurring basis	$17,299	$53,910	$—	$71,209

Liabilities:
Sermonix pre-funded warrant	$—	$—	$37,488	37,488
Milestone liability	—	—	15,116	15,116
Total liabilities subject to fair value measurements on a recurring basis	$—	$—	$52,604	$52,604

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

As of December 31, 2025 and June 30, 2026, Level 3 liabilities include the milestone payable to Sermonix pursuant to the Company’s license agreement executed on December 18, 2025 (the “Milestone Liability”). The Milestone Liability is classified as a liability under ASC 480 as the Company is contingently obligated to settle the milestone through the transfer of assets or issuance of a variable number of equity shares with a value equal to a fixed monetary amount.

The Company determines the fair value of the Milestone Liability based on the probability weighted present value of the net milestone payment and classifies as Level 3 due to the use of unobservable market data for identical or similar liabilities. The key inputs into the fair value of the Milestone Liability at December 31, 2025 and at June 30, 2026 were as follows:

	Milestone Liability
	June 30, 2026	December 31, 2025
Weighted Average Cost of Capital	11.0%	11.0%
Probability	43.9%	43.9%

Below is a summary of the change in fair value of the Sermonix Pre-Funded Warrant and the Milestone Liability from December 31, 2025 to June 30, 2026:

	Sermonix Pre-Funded Warrant	Milestone Liability
December 31, 2025	$37,488	$15,116
Change in fair value	16,320	(929)
Reclassified to equity	(53,808)	—
March 31, 2026	$—	$14,187
Change in fair value	—	175
June 30, 2026	$—	$14,362

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

The following tables reflect the Company’s financial asset balances measured at fair value on a recurring basis (in thousands):

	June 30, 2026
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$76	$—	$—	$76
Commercial paper	2	22,985	—	(3)	22,982
Total cash equivalents		$23,061	$—	$(3)	$23,058
Short-term investments:
Commercial paper	2	4,676	—	(1)	4,675
U.S. government debt and agency securities	2	14,074	—	(5)	14,069
Total short-term investments		$18,750	$—	$(6)	$18,744

	December 31, 2025
	Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market fund	1	$17,299	$—	$—	$17,299
U.S. government debt and agency securities	2	2,541	—	—	2,541
Commercial paper	2	32,319	—	(5)	32,314
Total cash equivalents		$52,159	$—	$(5)	$52,154
Short-term investments:
Commercial paper	2	5,210	—	(1)	5,209
U.S. government debt and agency securities	2	13,844	2	—	13,846
Total short-term investments		$19,054	$2	$(1)	$19,055

All the commercial paper, U.S. government debt and agency securities, U.S. treasury bills, and corporate bonds designated as short-term investments have an effective maturity date that is equal to or less than one year from the respective balance sheet date.

As of June 30, 2026, the Company does not intend to sell any securities in unrealized loss positions, and it is not more-likely-than-not that the Company will be required to sell such securities prior to the recovery of the amortized cost basis. Based on the Company's assessment, the Company concluded all impairments as of June 30, 2026 to be due to factors other than credit loss, such as changes in interest rates. A credit loss allowance was not recognized and the unrealized losses for available-for-sale securities were recorded in other comprehensive loss.

4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Lab equipment	$705	$705
Office furniture, fixtures, and computer equipment	712	712
Leasehold improvement	4,322	4,322
Property and equipment, at cost	5,739	5,739
Less: accumulated depreciation	(4,725)	(4,267)
Property and equipment, net	$1,014	$1,472

Depreciation expense was $0.2 million and $0.5 million for the three and six months ended June 30, 2026, respectively. Depreciation expense was $0.2 million and $0.5 million for the three and six months ended June 30, 2025, respectively.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Research and development	$1,329	$2,012
Employee compensation and benefits	1,928	1,948
Professional services and other	1,649	1,003
Total accrued liabilities	$4,906	$4,963

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses:
Lasofoxifene	$9,109	$—	$17,738	$—
Fosgonimeton (ATH-1017)	6	555	189	1,862
Brelgometon (ATH-1105)	294	1,237	537	2,161
ATH-1020	—	—	—	5
Preclinical programs and other costs	465	258	820	660
Milestone liability change in fair value	175	—	(754)	—
Personnel-related costs, excluding stock- based compensation	1,859	918	3,354	1,916
Total research and development expenses	11,908	2,968	21,884	6,604
General and administrative expenses	4,137	2,483	10,482	6,503
Other segment expenses(a)	3,408	1,840	4,301	3,720
Total operating expenses	19,453	7,291	36,667	16,827
Loss from operations	(19,453)	(7,291)	(36,667)	(16,827)
Other income, net	446	325	1,032	718
Sermonix pre-funded warrant change in fair value	—	—	(16,320)	—
Net loss	$(19,007)	$(6,966)	$(51,955)	$(16,109)

(a)Other segment expenses includes stock-based compensation and depreciation expenses.

7. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may be subject to various legal proceedings or claims that arise in the ordinary course of business. The Company accrues a liability when the Company's management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. There were no material litigation-related accruals recorded as of June 30, 2026.

Operating Leases

The Company has operating leases for laboratory and office facilities in Bothell, Washington that expire in August 2027. The initial terms of the leases range from 6.3 to 7 years and the Company has options to extend the leases for an additional five years that it is not reasonably certain to exercise. As of June 30, 2026, the Company was not party to any finance leases.

The following table reconciles the Company’s undiscounted operating lease cash flows to its operating lease liability (in thousands):

June 30, 2026
2026	$256
2027	346
Total undiscounted lease payments	602
Present value adjustment for minimum lease commitments	(25)
Net lease liability	$577

The weighted average remaining lease term and the weighted average discount rate used to determine the operating lease liability were as follows:

June 30, 2026
Weighted average remaining lease term (years)	1.2
Weighted average discount rate	8.1%

Operating lease expense and variable lease expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$88	$88	$176	$176
Variable lease expense	20	41	47	86

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

The Company has reserved the following shares of common stock for future issuance, on an as-converted basis, as follows:

	June 30,	December 31,
	2026	2025
Shares issuable upon the exercise of outstanding common stock options and the vesting of outstanding common restricted stock units granted	5,951,103	1,262,430
Shares available for future grant under the 2020 Equity Incentive Plan	—	63,723
Shares available for future grant under the 2026 Equity Incentive Plan	1,015,104	—
Shares available for future grant under the Employee Stock Purchase Plan	193,205	156,754
Shares available for future grant under the 2024 Inducement Equity Incentive Plan	5,000	35,000
PIPE Pre-Funded Warrants	8,816,684	8,816,684
Series A Common Warrants	23,031,494	23,031,494
Series B Common Warrants	21,259,842	21,259,842
Sermonix Pre-Funded Warrant	5,502,402	5,502,402
Total	65,774,834	60,128,329

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

As of June 30, 2026, no PIPE Pre-Funded Warrants, PIPE Series A Common Warrants or PIPE Series B Common Warrants had been exercised.

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

On March 18, 2026, at the Company’s special meeting of its stockholders, the Company’s stockholders approved the proposal to permit the exercise of the Sermonix Pre-Funded Warrant under Nasdaq Rule 5635(a). As a result, the Sermonix Redemption Right lapsed and the Company determined the Sermonix Pre‑Funded Warrant met the criteria for equity classification. As a result, the Company remeasured the warrant to fair value immediately prior to reclassification, with the change in estimated fair value recorded as a non-cash gain or loss on the consolidated statements of operations and comprehensive loss for the six months ended June 30, 2026. Subsequently, the Company reclassified the Sermonix Pre-Funded Warrant to equity on March 18, 2026.

As of June 30, 2026, the Sermonix Pre-Funded Warrant has not been exercised in full or in part and remained outstanding.

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

Effective January 1, 2026, the Company’s 2020 Plan and ESPP reserves increased by 323,000 shares and 64,600 shares, respectively.

9. Stock-based Compensation

Stock‑based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$878	$596	$1,143	$1,164
General and administrative	2,303	1,001	2,700	2,070
Total stock-based compensation expense	$3,181	$1,597	$3,843	$3,234

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

The fair value of each stock option was estimated using the Black‑Scholes option‑pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	4.00%	3.98%
Expected volatility	105.98%	100.54%
Expected term (in years)	5.98	5.97
Expected dividend yield	—	—

The grant date fair value of RSUs is based upon the fair market value of the Company’s common stock based on its closing price as reported on the date of grant on the Nasdaq Capital Market.

The fair value of options granted during the six months ended June 30, 2026 and 2025 was $35.8 million and $0.4 million, respectively. The fair value of RSUs granted during the six months ended June 30, 2026 was $1.6 million.

Stock Option Activity

Changes in shares available for grant under the 2026 Plan, the 2020 Plan, and the 2024 Inducement Plan during the six months ended June 30, 2026 were as follows:

Shares Available for Grant
Shares available for grant at December 31, 2025	98,723
2020 Plan reserve increase on January 1, 2026	323,000
Options and restricted stock units granted	(4,748,364)
Options and restricted stock units forfeited, cancelled, or expired	2,090
Termination of future use of 2020 Plan	(355,345)
Shares reserved for issuance under 2026 Plan	5,700,000
Shares available for grant at June 30, 2026	1,020,104

A summary of stock option activity under the 2026 Plan, the 2020 Plan, and the 2024 Inducement Plan for the six months ended June 30, 2026 is as follows:

	Shares	Weighted- Average Exercise price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2025	1,204,829	$37.44	8.14	$2,030
Granted	4,583,364	9.43	—	—
Exercised	—	—	—	—
Forfeited/expired	(2,090)	3.13	—	—
Balance at June 30, 2026	5,786,103	$15.27	9.34	$3,388
Expected to vest	4,964,270	$9.39	9.69	$2,731
Options exercisable	821,833	$50.80	7.25	$656

The total fair value of options granted that vested during the six months ended June 30, 2026 and 2025 was $2.4 million and $4.7 million, respectively.

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Company’s common stock underlying all options that were in-the-money at June 30, 2026. There were no options exercised during the six months ended June 30, 2026 and 2025. As of June 30, 2026, there was

$37.1 million of total unrecognized compensation cost related to non-vested stock options. The Company expects to recognize this cost over a remaining weighted-average period of 3.37 years. The Company utilizes newly issued shares to satisfy option exercises.

Stock options outstanding and exercisable under the 2026 Plan, the 2020 Plan, and the 2024 Inducement Plan consisted of the following at June 30, 2026

Exercise Price ($)	Options Outstanding	Options Exercisable
3.13 to 7.14	628,261	131,881
8.35 to 13.5	4,535,226	167,825
20.4 to 40.10	411,024	310,535
89.3 to 294.10	211,592	211,592
Total	5,786,103	821,833

Restricted Stock Unit Activity

A summary of restricted stock unit ("RSU") activity under the 2026 Plan and the 2020 Plan for the six months ended June 30, 2026 is as follows:

	Share Equivalent	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2025	57,601	$3.76
Granted	165,000	9.54
Cancelled	—	—
Vested	(57,601)	3.76
Non-vested at June 30, 2026	165,000	$9.54

As of June 30, 2026, there was $1.6 million of total unrecognized compensation costs related to non-vested RSUs. The Company expects to recognize this cost over a remaining weighted-average period of 0.42 years.

10. Net Loss Per Share Attributable to Common Stockholders

The following outstanding shares of potentially dilutive securities were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Six Months Ended June 30,
	2026	2025
Stock options to purchase common stock	5,786,103	864,807
Non-vested Restricted Stock Units	165,000	89,185
Employee stock purchase plan	421	836
Series A Common Warrants	23,031,494	—
Series B Common Warrants	21,259,842	—
Total	50,242,860	954,828

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
•
the potential of our Phase 2 brelgometon clinical trial and any subsequent clinical trials to show the beneficial characteristics, safety and efficacy of brelgometon;
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

In December 2025, we acquired rights to a promising late-stage asset, lasofoxifene, for the potential treatment of ESR1-mutated (“mESR1”) metastatic breast cancer. This late-stage program has generated promising clinical data and we believe it represents a unique and exciting opportunity to diversify our pipeline. We believe this program fits well with our later-stage clinical development experience, and complements our in-house asset, brelgometon (formerly known as ATH-1105), a Phase-2 ready program for the potential treatment of ALS.

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

Our lead drug candidates, lasofoxifene and brelgometon, are novel, small molecule therapies with the potential to address devastating diseases where current treatment options are limited or ineffective. With a strong commitment to scientific excellence and patient-centered innovation, we aim to advance meaningful new therapies that are designed to treat patients with treatment-resistant metastatic breast cancer and ALS.

Our Pipeline

The following figure illustrates the current development stage of our proprietary drug candidates and early discovery and development programs, of which only lasofoxifene and brelgometon are currently in clinical development. Each program targets unmet needs in either oncology or neurology, leveraging differentiated mechanisms of action supported by preclinical and clinical evidence. Lasofoxifene, a selective estrogen receptor modulator (“SERM”), is currently being evaluated in an ongoing registrational Phase 3 trial for metastatic breast cancer with ESR1 mutations. Brelgometon, a small-molecule positive modulator of the neurotrophic HGF system, has completed a first-in-human Phase 1 trial, and planning for a Phase 2 clinical trial for the treatment of ALS is underway. We aim to advance these programs with a focus on disciplined clinical strategy and execution, data-driven decision making, and potential commercialization following receipt of applicable regulatory approvals. We are exploring the use of our drug candidates that enhance the neurotrophic HGF system, including ATH-1020, with the goal of improving neuronal health and function in multiple neurological diseases. In addition, our drug discovery efforts have focused on designing and testing new early compounds directed towards novel targets for a variety of clinical applications.

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

We are focused on the development of small molecule therapeutics which enables us to use well-established and widely available manufacturing processes and infrastructure, formulation processes and drug administration technologies or devices. We do not currently operate our own facilities for manufacturing, storing, or distributing our drug candidates. We utilize third-party commercial manufacturing organizations, or CMOs to manufacture and supply our preclinical and clinical materials during the development of our drug candidates. We believe the synthesis of lasofoxifene and brelgometon is reliable and reproducible and the synthetic methods can be further optimized to enable large-scale production that continues to avoid use of toxic materials or specialized equipment or handling during the manufacturing process. We plan to continue to optimize the manufacturing process to support future large-scale and commercial supply that may be needed. Our goal is to identify and develop small molecule drug candidates that are cost-effective to manufacture and easily transferable to third party CMOs. We expect to use similar contract resources for commercialization of our drug products, at least until our resources and operations are at a scale that justifies investment in internal manufacturing capabilities.

To date, we have funded our operations primarily through proceeds from the sale of equity securities, including proceeds from the sale and issuance of common stock in our IPO, in a subsequent follow-on public offering and in our December 2025 private placement, the sale and issuance of convertible preferred stock, common stock warrants, and convertible notes, and to a lesser extent from grant income and stock option exercises. From inception to June 30, 2026, we have raised aggregate net cash proceeds of approximately $489.8 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, and convertible notes. We have incurred significant operating losses to date. Our net losses were $52.0 million and $16.1 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $563.7 million and cash, cash equivalents and investments of $51.1 million.

We expect to continue to incur operating losses for the foreseeable future as we:

•
continue to advance lasofoxifene, brelgometon and any other drug candidates through preclinical studies and clinical trials;
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

We will require substantial additional funding to support our continuing operations and further the development of our drug candidates. Until such time as we can generate significant revenue from drug product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which could include income from collaboration, licensing or similar arrangements, for the foreseeable future. Adequate funding may not be available when needed or on terms acceptable to us, or at all. If we are unable to raise additional capital as needed, we may have to significantly delay, scale back or discontinue development of our drug candidates or other operations. Our ability to raise additional funds may be negatively impacted by potential adverse global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our drug product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments may not be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the date of this report.

Recent Developments

We have enrolled 495 of the ~600 participants in our ELAINE-3 clinical trial for lasofoxifene to date. We expect to complete enrollment in the fourth quarter of 2026 and to have topline data in the second half of 2027 for the ELAINE-3 trial. We expect to provide an update on the timing of our proposed Phase 2 proof-of-concept clinical trial for brelgometon following completion of enrollment of the ELAINE-3 clinical trial as we continue to focus on our lasofoxifene program.

Components of Operating Results

Operating Expenses

Research and Development

Research and development expenses consist primarily of direct and indirect costs incurred for our research activities, including our drug discovery efforts and the development of our drug candidates, including lasofoxifene and brelgometon. Direct costs include laboratory materials and supplies, contracted research and manufacturing, clinical trial costs, consulting fees, and other expenses incurred to sustain our research and development program. Indirect costs include personnel-related expenses, consisting of employee salaries, related benefits, and stock-based compensation expense for employees engaged in research and development activities, and facilities and other expenses consisting of direct and allocated expenses for rent and depreciation, and lab consumables.

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

We cannot reasonably determine the nature, timing, and estimated costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our drug candidates, including lasofoxifene or brelgometon. Drug candidates in later stages of development generally have higher development costs than those in earlier stages. We expect to continue to incur increased research and development expenses for the foreseeable future as we continue to engage in research and development activities related to developing our drug candidates, including lasofoxifene and brelgometon, our drug candidates advance into later stages of development, we conduct larger clinical trials, we seek regulatory approvals for any drug candidates that successfully complete clinical trials, we expand or advance our drug product pipeline, we maintain, expand, protect and enforce our intellectual property portfolio, and we incur expenses associated with hiring or retaining personnel to support our research and development efforts.

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our drug candidates is highly uncertain. Our research and development expenses may vary significantly based on factors such as:

•
research and development activities related to lasofoxifene and brelgometon;
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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,
			Dollar	%
	2026	2025	Change	Change
	(in thousands)
Operating expenses:
Research and development	$12,702	$3,661	$9,041	247%
Milestone liability change in fair value	175	—	175	*
General and administrative	6,576	3,630	2,946	81%
Total operating expenses	19,453	7,291	12,162	167%
Loss from operations	(19,453)	(7,291)	(12,162)	167%
Other income, net	446	325	121	37%
Net loss	$(19,007)	$(6,966)	$(12,041)	173%

*Not meaningful

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Three Months Ended June 30,
			Dollar	%
	2026	2025	Change	Change
	(in thousands)
Direct costs:
Lasofoxifene	$9,109	$—	$9,109	*
Fosgonimeton (ATH-1017)	6	555	(549)	-99%
Brelgometon (ATH-1105)	294	1,237	(943)	-76%
Preclinical programs and other direct costs	122	47	75	160%
Total direct costs	9,531	1,839	7,692	418%
Indirect costs:
Milestone liability change in fair value	175	—	175	*
Personnel-related costs, including stock- based compensation	2,737	1,514	1,223	81%
Facilities and other costs	434	308	126	41%
Total research and development expenses	$12,877	$3,661	$9,216	252%

*Not meaningful

Research and development expenses increased by $9.2 million, from $3.7 million for the three months ended June 30, 2025 to $12.9 million for the three months ended June 30, 2026. The increase was driven primarily by increases in lasofoxifene program costs of $9.1 million and personnel-related costs, including stock-based compensation of $1.2 million. These were offset by decreases in fosgonimeton program costs of $0.5 million and brelgometon program costs of $0.9 million. The $9.1 million increase in lasofoxifene program costs was driven by increases in contract research organization, clinical site visit and other third-party vendors costs of $6.2 million and an increase in contract manufacturing costs of $2.9 million. The $1.2 million increase in personnel-related costs, including stock-based compensation was driven by an increase in headcount to support the ELAINE-3 trial for lasofoxifene. The decrease in fosgonimeton program costs of $0.5 million was driven by decreases in contract research organization, other third-party vendors and clinical site visit costs of $0.5 million following the completion of our Phase 2/3 LIFT-AD clinical trial and the conclusion of our corresponding open-label extension for our Phase 2 ACT-AD and Phase 2/3 LIFT-AD clinical trials in the prior year. The decrease in brelgometon program costs of $0.9 million was driven by a decrease in contract research organization and other third-party vendor costs of $0.5 million and a decrease in research contract costs of $0.4 million. Refer to Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this report for further discussion on the milestone liability change in fair value.

General and Administrative Expenses

General and administrative expenses increased by approximately $3.0 million, from $3.6 million for the three months ended June 30, 2025 to $6.6 million for the three months ended June 30, 2026. The increase was primarily due to an increase in personnel-related expenses, including stock-based compensation of $1.9 million and professional service fees of $1.0 million

Other Income, Net

Other income, net, increased by $0.1 million, from $0.3 million for the three months ended June 30, 2025 to $0.4 million for the three months ended June 30, 2026, due to higher income from accretion of discounts on debt securities purchased below par value and held to maturity and higher interest income earned on our available-for-sale securities. These increases resulted primarily from higher balances of available-for-sale securities held during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,
			Dollar	%
	2026	2025	Change	Change
	(in thousands)
Operating expenses:
Research and development	$23,964	$7,963	$16,001	201%
Milestone liability change in fair value	(754)	—	(754)	*
General and administrative	13,457	8,864	4,593	52%
Total operating expenses	36,667	16,827	19,840	118%
Loss from operations	(36,667)	(16,827)	(19,840)	118%
Other income, net	1,032	718	314	44%
Sermonix pre-funded warrant change in fair value	(16,320)	—	(16,320)	*
Net loss	$(51,955)	$(16,109)	$(35,846)	223%

*Not meaningful

Research and Development Expenses

The following table shows the primary components of our research and development expenses for the periods presented:

	Six Months Ended June 30,
			Dollar	%
	2026	2025	Change	Change
	(in thousands)
Direct costs:
Lasofoxifene	$17,738	—	$17,738	*
Fosgonimeton (ATH-1017)	189	1,862	(1,673)	-90%
Brelgometon (ATH-1105)	537	2,161	(1,624)	-75%
ATH-1020	—	5	(5)	*
Preclinical programs and other direct costs	174	206	(32)	-16%
Total direct costs	18,638	4,234	14,404	340%
Indirect costs:
Milestone liability change in fair value	(754)	—	(754)	*
Personnel-related costs, including stock- based compensation	4,497	3,080	1,417	46%
Facilities and other costs	829	649	180	28%
Total research and development expenses	$23,210	$7,963	$15,247	191%

*Not meaningful

Research and development expenses increased by $15.2 million, from $8.0 million for the six months ended June 30, 2025 to $23.2 million six months ended June 30, 2026. The increase was driven primarily by increases in lasofoxifene program costs of $17.7 million and personnel-related costs, including stock-based compensation of $1.4 million. These were offset by decreases in fosgonimeton program costs of $1.7 million and brelgometon program costs of $1.6 million. The $17.7 million increase in lasofoxifene program costs was driven by increases in contract research organization, clinical site visit and other third-party vendors costs of $12.8 million and an increase in contract manufacturing costs of $4.9 million. The $1.4 million increase in personnel-related costs, including stock-based compensation was driven by an increase in headcount to support the ELAINE-3 trial for lasofoxifene. The decrease in fosgonimeton program costs of $1.7 million was driven by decreases in contract research organization, other third-party vendor and clinical site visit costs of $1.7 million following the completion of our Phase 2/3 LIFT-AD clinical trial and the conclusion of our corresponding open-label extension for our Phase 2 ACT-AD and Phase 2/3 LIFT-AD clinical trials in the prior year. The decrease in brelgometon program costs of $1.6 million was driven by a decrease in contract research organization and other third-party vendor costs of $0.9 million and a decrease in research contract costs of $0.7 million. Refer to Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this report for further discussion on the milestone liability change in fair value.

General and Administrative Expenses

General and administrative expenses increased by approximately $4.6 million, from $8.9 million for the six months ended June 30, 2025 to $13.5 million for the six months ended June 30, 2026. The increase was primarily due to an increase in personnel-related expenses, including stock-based compensation of $1.8 million and an increase in professional service expenses of $2.8 million.

Other Income, Net

Other income, net, increased by $0.3 million, from $0.7 million for the six months ended June 30, 2025 to $1.0 million for the six months ended June 30, 2026 due to higher income from accretion of discounts on debt securities purchased below par value and held to maturity and higher interest income earned on our available-for-sale securities. These increases resulted primarily from higher balances of available-for-sale securities held during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Sermonix Pre-Funded Warrant Change in Fair Value

Sermonix Pre-funded Warrant change in fair value increased by $16.3 million, from $0 for the six months ended June 30, 2025 to $16.3 million for the six months ended June 30, 2026. Refer to Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this report for further discussion.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily with proceeds from the sale and issuance of common stock, convertible preferred stock, common stock warrants, prefunded common stock warrants and convertible notes, and to a lesser extent from grant income and stock option exercises. From our inception through June 30, 2026, we have raised aggregate net cash proceeds of $489.8 million primarily from the issuance of our common stock (excluding option exercises), convertible preferred stock, common stock warrants, prefunded common stock warrants and convertible notes.

On December 18, 2025, we entered into the PIPE Securities Purchase Agreement with a select group of investors, including Commodore Capital LP, or Commodore, TCGX Crossover Management LLC, or TCGX , Perceptive and other accredited investors, one of which is affiliated with a member of our board of directors, pursuant to which the PIPE Purchasers agreed to purchase and we agreed to issue and sell, by way of the Private Placement, an aggregate of (a) 5,356,547 shares (the “PIPE Initial Shares”) of our common stock and (b) pre-funded warrants (the “PIPE Pre-Funded Warrants”) to purchase 8,816,684 shares of our common stock (the “PIPE Pre-Funded Warrant Shares”) and (c) accompanying warrants (the “PIPE Series A Common Warrants”) to purchase 23,031,494 shares of our common stock and/or shares underlying pre-funded warrants, representing 162.5% of the aggregate of PIPE Initial Shares and the shares of our common stock underlying the PIPE Pre-Funded Warrants (the shares, or the shares issuable pursuant to such pre-funded warrants, the “PIPE Series A Common Warrant Shares”) and (d) accompanying warrants (the “PIPE Series B Common Warrants” and, together with the PIPE Series A Common Warrants and the PIPE Pre-Funded Warrants, the “PIPE Warrants”, and the PIPE Warrants, together with the PIPE Initial Shares, the “PIPE Securities”) to purchase 21,259,842 shares of our common stock and/or shares underlying pre-funded warrants, representing 150% of the aggregate of PIPE Initial Shares and the shares of our common stock underlying the PIPE Pre-Funded Warrants (the shares, or the shares issuable pursuant to such pre-funded warrants, the “PIPE Series B Common Warrant Shares” and, together with the PIPE Initial Shares, the PIPE Pre-Funded Warrant Shares and the PIPE Series A Common Warrant Shares, the “PIPE

Shares”). The purchase price for each PIPE Initial Share (including the accompanying PIPE Series A Common Warrants and PIPE Series B Common Warrants) was $6.35 and the purchase price for each PIPE Pre-Funded Warrant (including the accompanying PIPE Series A Common Warrants and PIPE Series B Common Warrants) was $6.349 per each underlying PIPE Pre-Funded Warrant Share. Gross proceeds from the Private Placement were approximately $90 million, excluding placement agent fees and offering expenses. The closing of the Private Placement (the “Private Placement Closing”) occurred on December 23, 2025.

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

As of June 30, 2026, we had $51.1 million in cash, cash equivalents and investments and have not generated positive cash flows from operations. Since our inception, we have not generated positive cash flows from operations and we have devoted substantially all of our resources to our research and development efforts such as small molecule compound discovery, nonclinical studies and clinical trials, as well as manufacturing activities, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Material Cash and Future Funding Requirements

Our material cash requirements include our operating leases for laboratory and office facilities. As of June 30, 2026, we had lease payment obligations of $0.7 million, with $0.5 million payable within 12 months. For additional information regarding our lease commitments, refer to Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this report. Additionally, we have purchase obligations and open purchase orders that support normal operations and are primarily due in the next 12 months. These purchase obligations and open purchase orders are generally cancellable in full or in part through the contractual provisions. We expect to continue to incur increased research and development expenses for the foreseeable future as we continue to engage in research and development activities related to developing our drug candidates, including lasofoxifene and brelgometon, our drug candidates advance into later stages of development, we conduct larger clinical trials, we seek regulatory approvals for any drug candidates that successfully complete clinical trials, we expand or advance our drug product pipeline, we maintain, expand, protect and enforce our intellectual property portfolio, and we incur expenses associated with hiring or retaining personnel to support our research and development efforts We expect to continue to incur increased general and administrative expenses for the foreseeable future as we support our continued research activities and development of our programs.

Based upon our current operating plan, we estimate that our $51.1 million of cash, cash equivalents and investments at June 30, 2026 may not be sufficient to fund our operating expenses and capital expenditure requirements through at least the 12 months which raises substantial doubt as to our ability to continue as a going concern following the date of this report. We will need to raise substantial additional capital to fund the development of our drug candidates. Until such time as we can generate significant revenue from drug product sales, we expect to finance our operations through the sale of equity securities, debt financings, or other capital, which could include income from collaboration, licensing or similar arrangements with third parties, or receiving research contributions, or grants. For example, in connection with the Private Placement, we issued the Series A Common Warrants that have an exercise price of $6.35 per share to be paid in cash (unless a resale registration statement is unavailable at the time of exercise, in which case the PIPE Series A Common Warrants will be exercisable on a cashless net exercise basis) and are exercisable at each holders option on the Series A Common Warrant Initial Exercise Date. The Series A Common Warrants will remain exercisable at the holders option until the 30th day following the Series A Common Warrant Initial Exercise Date (the “Series A Common Warrant Termination Date”), which Series A Common Warrant Termination Date will be no later than November 30, 2026. If exercised in full, the Series A Common Warrants would provide us with $146.2 million of additional capital. In January 2023, we entered into a sales agreement with Cantor Fitzgerald and BTIG to sell shares of our common stock having aggregate sales proceeds of up to $75.0 million, from time to time, subject to any applicable limitations on sales pursuant to SEC rules and regulations, through an ATM equity offering program under which Cantor Fitzgerald and BTIG are acting as sales agents, however, we are currently unable to offer and sell shares under this facility due to our ineligibility to use a Registration Statement on Form S-3 through December 2026. As of the date of this report, we have not sold any securities pursuant to this ATM offering. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us or may reduce the value of our common stock. Adequate funding may not be available when needed or on terms acceptable to us, or at all. Our ability to raise additional funds may be negatively impacted by potential adverse global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we fail to obtain necessary capital when needed on acceptable terms, or at all, it could force us to delay, limit, reduce or terminate our drug product development programs, commercialization efforts or other operations. Insufficient liquidity may also require us to relinquish rights to drug candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot assure you that we will ever be profitable or generate positive cash flows from operating activities.

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
•
the willingness of the FDA, EMA and any other regulatory agencies to accept lasofoxifene or brelgometon clinical trial data, as well as data from any completed and planned clinical and nonclinical studies and other work, as the basis for review and approval of lasofoxifene for breast cancer and brelgometon for ALS, and the potential need for additional clinical trials;
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

Cash Flows:

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(37,861)	$(21,664)
Investing activities	794	(6,910)
Financing activities	114	24
Net increase (decrease) in cash, cash equivalents and restricted cash	$(36,953)	$(28,550)

Operating Activities

During the six months ended June 30, 2026, net cash used in operating activities was $37.9 million. This consisted primarily of a net loss of $52.0 million, partially offset by non-cash charges of $19.5 million, and an increase in our net operating assets of $5.4 million. The non-cash charges primarily consisted of a change in fair value of our Sermonix pre-funded warrant and milestone liability, stock-based compensation expense, depreciation expense, non-cash lease expense, and amortization of premiums and accretion of discounts on available-for-sale securities. The increase in our net operating assets was primarily due to a decrease in accounts payable and accrued liabilities, an increase in prepaid expenses and other assets, and decreases in operating lease liability and long-term liabilities.

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

Investing Activities

During the six months ended June 30, 2026, net cash used in investing was $0.8 million. This consisted of purchases of available-for-sale securities of $30.8 million, partially offset by maturities of available-for-sale securities of $31.6 million.

During the six months ended June 30, 2025, net cash used in investing was $6.9 million. This consisted of purchases of available-for-sale securities of $16.3 million, partially offset by maturities of available-for-sale securities of $9.4 million.

Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $0.1 million, consisting of proceeds received from the issuance of common stock under our employee stock purchase plan.

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

During the six months ended June 30, 2026, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 31, 2026 and Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to various legal proceedings or claims that arise in the ordinary course of business. As of June 30, 2026, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

We may fail to or be unable to design and execute clinical trials to support marketing approval of lasofoxifene, brelgometon, or any other drug candidates we seek to develop. We cannot be certain that our current or planned clinical trials or any other future clinical trials will be completed on time or be successful. We cannot guarantee that the FDA or foreign regulatory authorities will agree with our study design, protocol or protocol amendments, or statistical plan, or that they will interpret clinical trial results as we do, and more clinical trials could be required before we are able to submit applications seeking approval of our drug candidates. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional clinical trials in support of potential approval of our drug candidates. Even if regulatory approval is secured for any of our drug candidates, the terms of such approval may limit the scope and use of our drug candidates, which may also limit their commercial potential.

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

Our approach to targeting neurotrophic factors through the use of small molecules like brelgometon is based on a novel therapeutic approach, which exposes us to unforeseen risks. We have limited data from preclinical studies and clinical trials to date, including for brelgometon, and we cannot be certain that future trials will yield data in support of the safety, efficacy and tolerability of our drug candidates.

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

Since the readout of topline data from LIFT-AD, in September 2024 we have been focused on advancing the clinical development program for brelgometon, a next generation small molecule designed for the potential treatment of ALS. We completed our first-in-human Phase 1 clinical trial in healthy volunteers evaluating the safety and tolerability of brelgometon, in November 2024. The results of the Phase 1 clinical trial showed that brelgometon demonstrated a favorable safety profile and was well-tolerated in healthy volunteers, supporting continued clinical development. We have substantially completed preparation activities to enable initiation of a future clinical trial in people living with ALS, either by us or in conjunction with a partner; however, our plans, including trial design, timing and other factors have not yet been finalized.

We have limited evidence regarding the efficacy, safety and tolerability of brelgometon and other small molecules in our drug product pipeline. We or a future partner may ultimately determine that brelgometon, or any of our other small molecules, does not possess certain properties required for therapeutic effectiveness. We or a future partner may spend substantial funds attempting to develop these drug candidates and never succeed in doing so.

Our development of lasofoxifene or brelgometon may never lead to marketable products.

We are developing lasofoxifene and brelgometon to address devastating diseases where current treatment options are limited or ineffective. We have not received regulatory approval for any of our product candidates and cannot be certain that our approach will lead to the development of an approvable or marketable product, alone or in combination with other therapies.

Advancing our product candidates creates significant challenges for us or a future partner, including:

•
obtaining marketing approval;
•
if lasofoxifene or brelgometon is approved, educating medical personnel regarding the potential efficacy and safety benefits, as well as the challenges, of incorporating lasofoxifene or brelgometon into existing treatment regimens, including in combination with other treatments or as a monotherapy; and
•
establishing the sales and marketing capabilities upon obtaining any marketing approvals to gain market acceptance.

Our prospects as a standalone business are highly dependent on the successful development of lasofoxifene and brelgometon. Following the September 2024 announcement of topline results from the Phase 2/3 LIFT-AD clinical trial of fosgonimeton showing that neither the trial’s primary endpoint nor its key secondary endpoints were met, we announced our intention to focus on advancing the clinical development program for brelgometon as a potential treatment for ALS and other neurodegenerative diseases. Like fosgonimeton, brelgometon is a small molecule designed to positively modulate the HGF system. Although we are encouraged about the potential for brelgometon based on preclinical data, and about the potential of lasofoxifene based on clinical and preclinical data, we or a future partner may decide to discontinue development of some or all of our product candidates, including if we or a future partner do not demonstrate the safety and efficacy of our product candidates in current and future clinical trials.

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve a number of objectives.

Our business depends entirely on the successful discovery, development and commercialization of our drug candidates. We have no drug products approved for commercial sale and do not anticipate generating any revenue from drug product sales for the next several years, if ever. Our ability to generate drug product revenue will depend heavily on the successful clinical development and eventual commercialization of lasofoxifene, brelgometon or any other drug candidates we may seek to develop. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve a number of objectives, including:

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

Our projected timeline for announcing our topline data for lasofoxifene, brelgometon or any other drug candidates we may seek to develop may be delayed, including, among other reasons, due to possible delays in data cleaning, processing or analysis, either on our part and/or on the part of any of our third-party vendors, which could harm our business, operating results, prospects or financial condition.

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

In addition, the timely completion of our clinical trials in accordance with their protocols and applicable requirements depends, among other things, on our ability to enroll a sufficient number of participants who remain in the study until its conclusion. If we are delayed or unsuccessful in enrolling the desired number of subjects in our trials, whether as a result of the outcomes of prior trials conducted by us, competing clinical trials, overly stringent eligibility requirements, or other factors, our clinical trial results could be delayed, the costs of our clinical trials could materially increase, and the overall development timelines for lasofoxifene, brelgometon, or any other drug candidates we may seek to develop could be negatively impacted. Even if we are successful in enrolling the targeted number of subjects in our trials, the FDA and other regulators may request additional clinical trials with larger numbers of subjects as a condition to any regulatory approval.

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

Drug candidates that we may successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our drug products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our drug candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our drug products. Current and future CMS coverage restrictions on classes of drugs that encompass our drug candidates could have a material adverse impact on our ability to commercialize our drug candidates, if approved, generate revenue and attain profitability. It is unclear how future CMS coverage decisions and policies will impact our business. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see the subsection titled “Competition” under the section titled “Business” in our Annual Report on Form 10-K filed with the SEC on March 31, 2026.

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

In order to reflect our strategic shift to focus on developing lasofoxifene, in addition to brelgometon, in January 2026 we changed our name and ticker symbol on The Nasdaq Stock Market and re-branded our business (the “Corporate Rebrand”). We may face unanticipated disruptions to our business arising from the Corporate Rebrand, and it may expose us to additional risks, including:

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

Since our inception, we have used substantial amounts of cash to fund our operations, and we will continue to incur expenses for the foreseeable future in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, lasofoxifene and brelgometon. Developing lasofoxifene and brelgometon and conducting clinical trials for the potential treatment of breast cancer and ALS, respectively, and any other indications that we may pursue in the future will require substantial amounts of capital. In addition, if we or a future partner obtain marketing approval for our current or any future product candidates, we expect this would result in significant commercialization expenses related to sales, marketing, manufacturing, and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As of June 30, 2026, we had cash, cash equivalents and investments of $51.1 million. Based upon our current operating plan, we estimate that our existing cash, cash equivalents and investments may not be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. On December 18, 2025, we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued and sold, by way of a private placement, shares of common stock and pre-funded warrants to purchase common stock, which, provided us with approximately $90 million in gross proceeds, excluding placement agent fees and offering expenses. We are obligated to use such proceeds for working capital and not for (1) the repayment of borrowed debt, (2) to redeem any common stock or any of our securities that would entitle the holder thereof to acquire at any time common stock, subject to certain exceptions, (3) for the settlement of any litigation that is outstanding as of the date of the closing of the private placement, and (4) to in-license or develop a drug candidate other than lasofoxifene or any drug or drug candidate in our pipeline as of the date of the closing of the private placement, until the earlier of such time as the topline results of ELAINE-3 become available and the second anniversary of the effective date of the PIPE Securities Purchase Agreement. As a result, we may be unable to acquire or in-license other promising drug candidates and technologies or engage in other strategic transactions that may be advantageous.

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
•
the willingness of the FDA, EMA and any other regulatory agencies to accept lasofoxifene or brelgometon or clinical trial data, as well as data from any completed and planned clinical and nonclinical studies and other work, as the basis for review and approval of lasofoxifene for breast cancer and brelgometon for ALS and the potential need for additional clinical trials;
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

We have not generated any revenue from drug product sales and our drug candidates will require substantial additional investment before they may provide us with any revenue. We had net losses of $52.0 million and $16.1 million for the six months ended June 30, 2026 and 2025, respectively, and an accumulated deficit of $563.7 million as of June 30, 2026.

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

Further, under the current administration, changes in the agency leadership and staff departures government shutdown, lapse of U.S. government appropriations, and layoffs may impact the normal operations at the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, the White House issued an executive order entitled “Unleashing Prosperity Through Deregulation”, which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Fewer agency guidance documents could interfere with FDA programs or lead to more Complete Response Letters or refusals to approve products. Recent developments at the FDA include implementation of Elsa, a generative AI tool, across all centers at the agency, announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, and the announcement of a new Commissioner’s National Priority Voucher program to companies supporting certain U.S. national health priorities and interests. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. Further, FDA's “real-time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our competitive advantage and intellectual property. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration or other executive orders. To the extent agency changes and government shutdown lead to disruptions in FDA’s operations, including changes in funding for certain programs at the FDA, correspondence and regulatory review processes with the FDA may be materially delayed.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Further, the Biden administration released an additional executive order on October 14, 2022, directing the U.S. Department of Health and Human Services ("HHS") to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of IRA are unconstitutional. In June 2026, the CMS issued a proposed rule that would codify policies established in guidance documents for the Medicare Drug Price Negotiation Program for initial price applicability year 2029 and beyond. CMS plans to release guidance to implement policies related to the effectuation of the MFP for the Medicare Drug Price Negotiation Program for 2028. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. Government agreements with pharmaceutical companies and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or that increase generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as other legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the current administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drug candidates if approved.

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

Failure to comply with anti-bribery and anti-corruption laws and anti-money laundering laws, and similar laws, could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the United Kingdom Bribery Act 2010, and possibly other anti-bribery and anti-corruption laws and anti-money laundering laws in countries outside of the United States where we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.

We have interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We expect to leverage third parties to sell our products, assist with clinical trials, assist with obtaining necessary permits, licenses, patent registrations and other regulatory approvals and otherwise conduct our business abroad. We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies, government-affiliated hospitals, universities or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. We cannot assure you that all of our employees, agents, representatives, business partners or third-party intermediaries will not take actions in violation of applicable law for which we may be ultimately held responsible. As we increase our international business or commence international sales, our risks under these laws may increase.

These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that none of our employees, agents, representatives, business partners or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Any allegations or violation of the FCPA or other applicable anti-bribery and anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, severe criminal or civil sanctions, or suspension or debarment from government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, data export, and foreign investment laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal and/or civil liability and other serious consequences for violations, which can harm our business.

Our product candidates, as well as any related technology, may be subject to export control and import laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”), customs regulations administered by U.S. Customs and Border Protection, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. We may also be subject to other state and national import, sanctions, export control, and foreign investment laws in countries in which we conduct activities.

As such, licenses or notices may be required to import products, technologies, and services from, or export, re-export, or transfer (in-country) products, technologies, and services to, certain countries, end users, or for certain end uses. For example, the U.S. government continues to add additional entities in China and elsewhere to restricted party lists impacting the ability of U.S. companies to provide products, technology, and services to and in some cases receive products, technologies, and services from, these entities. The process for obtaining necessary licenses and making required notices may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade controls are complex and dynamic regimes and monitoring and ensuring compliance can be challenging. Any failure to comply with these regimes could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. In addition, investigating or defending against any such allegations, actions, or investigations will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. We expect our non-U.S. activities to increase in time, and plans to engage counterparties engaged in international business activities could increase our exposure to these laws and regulations, even if we have limited control over the activities of these counterparties.

There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade restrictions, treaties, foreign investment laws, data transfer restrictions, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, the National Defense Authorization Act of 2026, Section 851, imposes a “prohibition on contracting with certain biotechnology providers” (the BIOSECURE Act), which restricts federal government contracts, grants, and loans from being issued to companies that use biotechnology equipment or services from any designated “biotechnology company of concern,” as part of such companies’ performance of those agreements with the U.S. government. Once fully implemented through issuance of regulations, the BIOSECURE Act may ultimately limit certain U.S. biotechnology companies from using equipment or services produced or provided by Chinese biotechnology companies that meet the designation criteria of the new law, or certain affiliated entities. In addition, even if we do not seek any covered federal government contracts, grants, or loans, commercial partners, government agencies, or other third parties may view our business less favorably if we contract with entities that ultimately become biotechnology companies of concern. Other regulations could affect the transfer of certain types of data abroad, including to China; for example, the Department of Justice issued a final rule which took effect in April 2025 that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China and other designated countries, or with other specified links to China and other designated countries. These rules also may broadly require us to extract promises from other third-party service providers that they will not transfer data we share with them onward to parties linked to countries of concern. Moreover, in the event we seek to grow through acquisitions of companies with foreign operations, or we ourselves may become an acquisition target, such transactions could trigger foreign direct investment screening under one or more national security screening regimes — including review by the Committee on Foreign Investment in the United States ("CFIUS") if we are acquired by a foreign person, and/or review by the national security screening mechanisms adopted by various other jurisdictions in which we or an acquisition target have operations. These regimes vary by jurisdiction, continue to evolve, and may subject us to a transaction to mandatory notification, extended review, mitigation conditions, or prohibition, any of which could delay, restructure, or prevent an acquisition our board and stockholders might otherwise favor, and could adversely affect our growth strategy.

We cannot predict what further actions may ultimately be taken with respect to trade relations between the U.S. and other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

Recent and further changes in the tariff and trade policies of the U.S. or of other countries could increase manufacturing and sourcing costs, decrease demand for our offerings, disrupt supply chains, or otherwise adversely affect our business and financial condition.

There is currently significant uncertainty about the future relationship between the U.S and its trading partners with respect to trade policies, tariffs, taxes, and similar policies affecting cross-border operations. For example, the U.S. government has made and continues to make significant additional changes in U.S. trade policy, specifically tariffs, and may continue to take future actions that could negatively impact our business. Since 2025, the U.S. government has from time to time significantly escalated tariffs on the import of goods from most U.S. trading partners, including in amounts generally between 10% and 125% through “reciprocal” and “fentanyl-related” tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”); through the use of trade authorities provided under Section 232 of the Trade Expansion Act of 1962, including on certain pharmaceuticals and pharmaceutical products (beginning for imports of certain companies’ patented and branded medicines beginning in July 2026, and expanding more broadly in September 2026); under Section 301 of the Trade Act of 1974, most prominently on items from China; and under Section 122 of the Trade Act of 1974 as a 10% “temporary import surcharge” on imports from most U.S. trading partners. In addition, the U.S. Department of Commerce has initiated Section 232 investigations into additional products, and the U.S. Trade Representative has initiated Section 301 investigations into the trade policies and actions of additional countries and proposed the imposition of new tariffs of 10-12.5% on imports from various U.S. trading partners. When these investigations are complete, the U.S. government may decide to levy additional tariffs on these or other products and/or countries.

In response to these and other U.S. trade measures, China, Canada, and other affected countries have taken or have threatened retaliatory actions to respond, with measures that include the imposition of retaliatory tariffs on imports of products of U.S. origin, the imposition of export controls on a wide array of products (including rare earth metals and other critical minerals), and other actions. The adoption of retaliatory actions by affected countries has prompted and could prompt the U.S. to further increase its tariff measures, and continued escalation of tariffs and trade measures could result in the outbreak of a trade war.

The trade and tariff policies of the U.S. and other countries are therefore currently fluid and subject to further changes. The U.S. government may also impose new tariffs under new or additional authorities, the amount, scope, and duration of which are currently uncertain. The U.S. government also continues to negotiate trade matters with U.S. trading partners, which may result in further changes with respect to tariffs, export controls, and other related matters. While we will make efforts to mitigate the impacts of escalated tariffs on our business, we may be unsuccessful in fully mitigating these effects, or unable to do so at reasonable cost. Recent increases in the tariffs imposed by the U.S. or other countries may (i) have an uncertain effect on the manufacture of our products, including, without limitation, affecting the availability of our products, or of materials used in our products; (ii) affect the prices at which our products, or materials used in our products, may be obtained; (iii) result in customers delaying orders pending further clarity in the tariff landscape; and (iv) have other effects beyond our position or ability to control. In addition, these tariff actions may also indirectly affect our business through impacts on our customers, vendors, suppliers, and other counterparties, who may themselves be directly affected by some or all of these tariff actions, or indirectly affected by macroeconomic effects resulting from these or other tariff related actions, including potential risks associated with inflation or economic recession. Should the trade relationships between the U.S. and its trading partners remain strained or worsen, our business, liquidity, financial condition, and/or results of operations may therefore be materially and adversely affected.

Risks Related to Our Reliance on Third Parties

We may use strategic collaborations, licensing arrangements or partnerships to accelerate the development and maximize the commercial potential of our programs, and we may not realize the benefits of such collaborations, arrangements or partnerships.

We own or in-license worldwide intellectual property rights to our drug candidates, including lasofoxifene and brelgometon. We have in the past and, where appropriate in the future, may use strategic collaborations, licensing arrangements or partnerships to accelerate the development and maximize the commercial potential of our programs. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

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

In order to commercially produce our drug candidates either at our own facility or at a third party’s facility, we will need to comply with the FDA’s cGMP regulations and guidelines. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our drug candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our drug candidates, including leading to significant delays in the availability of our drug candidates for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our drug candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our drug candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

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

Certain of our drug candidates (currently brelgometon) are being developed as treatments for various CNS and PNS disorder indications, and lasofoxifene is being developed as a treatment for breast cancer. The addressable patient populations that may benefit from treatment with our drug candidates, if approved, are based on our estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations and market research, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of the relevant disorders. Any regulatory approval of our drug candidates would be limited to the therapeutic indications examined in our clinical trials and as determined by the FDA, which would not permit us to market our drug products for any other therapeutic indications not expressly approved by the FDA. Additionally, the potentially addressable patient population for our drug candidates may not ultimately be amenable to treatment with our drug candidates. Even if we receive regulatory approval for any of our drug candidates, such approval could be conditioned upon label restrictions that materially limit the addressable patient population. Our market opportunity may also be limited by future competitor treatments that enter the market. If any of our estimates prove to be inaccurate, the market opportunity for any drug candidate that we or our strategic partners develop could be significantly diminished and have an adverse material impact on our business.

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

Although no third party has asserted a claim of patent infringement against us as of the date of this report, others may hold proprietary rights that could prevent our drug candidates from being marketed. For example, we are aware of patents that claim methods of treating cancer that could be alleged to cover our methods of treatment, although our methods of treatment are indicated for a different patient population. While we believe that we would have valid defenses to any claims of patent infringement and that these patents would be difficult to enforce, we cannot be certain that we would prevail in any dispute, and we cannot be certain how an adverse determination would affect our business. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our drug candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our drug candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion for management and other personnel. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or a future strategic partner were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our drug candidates, our treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our drug candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our drug candidates and technology.

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

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Increases in remote work impacting how our employees work and access our systems could lead to additional opportunities for bad actors to launch cyberattacks or for employees to cause inadvertent security risks or incidents and may amplify the impacts of any security breach or incident. Increasing use of artificial intelligence by threat actors, including to identify and exploit vulnerabilities and to craft attacks, also may increase the risks of security breaches and incidents and may increase the scope and impact of security breaches and incidents. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

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

We also register the offer and sale of all shares of common stock that we may issue under our equity incentive plans. Once we register the offer and sale of shares for the holders of registration rights and option holders, they can be freely sold in the public market upon issuance, subject to any related lock-up agreements or applicable securities laws. Our equity incentive plan also includes an evergreen provision, pursuant to which the share reserve used to make equity grants under such plan automatically increases on the first day of each calendar year unless our board of directors takes action to prevent the increase prior to such date. We believe this evergreen provision is an important feature of our equity incentive plan as it enables us to hire and retain key contributors to our business. As we look to expand the size of our organization to advance the development of our product candidates, including lasofoxifene and brelgometon, our existing share reserve and evergreen provision under our current equity incentive plans may be insufficient to support our growth plans and we expect that we may need to consider amendments to such equity incentive plans or adoption of new equity incentive plans to provide additional flexibility for our hiring and retention plans. Any increase to the share reserves for our equity incentive plans in the future would further dilute existing stockholders.

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

In order to compete, we must attract, retain, and motivate executives and other key employees. Hiring and retaining qualified executives, scientists, technical and legal and accounting staff are critical to our business, and competition for experienced employees in our industry can be high. We expect to hire a significant number of such employees in the near term as we pursue the clinical development of lasofoxifene, and as we continue to develop brelgometon. The loss of one or more of our key employees, or our inability to hire additional key personnel when needed, could have a material adverse effect on our business and prospects.

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

LeonaBio, Inc.

Date: August 14, 2026	By:	/s/ Mark Litton
Mark Litton
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Robert Renninger
Robert Renninger
Chief Financial Officer (Principal Financial and Accounting Officer)